Form 10-Q
period 1996-06-29
THERMO OPTEK CORP
filed 1996-08-06
CIK 1012368

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended June 29, 1996.

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                         Commission File Number 1-11757


                            THERMO OPTEK CORPORATION
             (Exact name of Registrant as specified in its charter)

   Delaware                                                         04-3283973
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   8E Forge Parkway
   Franklin, Massachusetts                                               02038
   (Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (617) 622-1000

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
               Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
               90 days. Yes [   ] No [ X ]

               The Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on June 6, 1996, the date its Registration Statements on Form S-1 and Form 8-A became effective, and has filed all reports required to be filed thereunder since such date.

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                    Outstanding at July 26, 1996
        ----------------------------       ----------------------------
        Common Stock, $.01 par value                 48,450,000
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements


                            THERMO OPTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      June 29,   December 30,
   (In thousands)                                         1996           1995
   --------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                       $106,280       $116,890
     Accounts receivable, less allowances of
       $6,081 and $5,669                               62,832         62,250
     Unbilled contract costs and fees                   1,029          1,130
     Inventories:
       Raw materials and supplies                      30,684         29,523
       Work in process and finished goods              19,125         13,463
     Prepaid expenses                                   5,182          4,221
     Prepaid income taxes                              12,167         11,955
     Due from Thermo Electron Corporation and
       affiliated companies                               447              -
                                                     --------       --------
                                                      237,746        239,432
                                                     --------       --------

   Property, Plant and Equipment, at Cost              62,197         58,646
     Less: Accumulated depreciation and
           amortization                                18,751         16,645
                                                     --------       --------
                                                       43,446         42,001
                                                     --------       --------

   Patents and Other Assets                            11,272         11,400
                                                     --------       --------

   Cost in Excess of Net Assets of Acquired
     Companies (Note 2)                               144,076        140,049
                                                     --------       --------

                                                     $436,540       $432,882
                                                     ========       ========



                                        2PAGE

                            THERMO OPTEK CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                      June 29,   December 30,
   (In thousands except share amounts)                    1996           1995
   --------------------------------------------------------------------------
   Current Liabilities:
     Notes payable and current maturities of
       long-term obligations                         $ 17,671       $ 18,041
     Accounts payable                                  15,836         19,657
     Accrued payroll and employee benefits              8,093          7,551
     Accrued commissions                                5,204          5,301
     Accrued income taxes                               4,800          5,401
     Deferred revenue                                   8,613          8,858
     Other accrued expenses                            29,081         30,027
     Due to Thermo Electron Corporation and
       affiliated companies                                 -             55
                                                     --------       --------
                                                       89,298         94,891
                                                     --------       --------

   Deferred Income Taxes                               12,271         12,293
                                                     --------       --------

   Other Deferred Items                                 3,385          3,631
                                                     --------       --------
   Long-term Obligations:
     5% Subordinated convertible debentures            96,250         96,250
     Other                                              4,604          4,829
                                                     --------       --------
                                                      100,854        101,079
                                                     --------       --------
   Shareholders' Investment (Note 3):
     Common stock, $.01 par value, 100,000,000
       shares authorized; 48,000,000 and 45,000,000
       shares issued and outstanding                      480            450
     Capital in excess of par value                   216,010        215,342
     Retained earnings                                 15,097          5,262
     Cumulative translation adjustment                   (855)           (66)
                                                     --------       --------
                                                      230,732        220,988
                                                     --------       --------
                                                     $436,540       $432,882
                                                     ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                            THERMO OPTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Three Months Ended
                                                       ----------------------
                                                       June 29,       July 1,
   (In thousands except per share amounts)                 1996          1995
   --------------------------------------------------------------------------
   Revenues                                           $ 73,259      $ 51,780
                                                      --------      --------

   Costs and Operating Expenses:
     Cost of revenues                                   36,973        25,932
     Selling, general and administrative expenses       21,618        14,858
     Research and development expenses                   4,800         3,320
                                                      --------      --------
                                                        63,391        44,110
                                                      --------      --------

   Operating Income                                      9,868         7,670

   Interest Income                                       1,084            23
   Interest Expense                                     (1,593)         (326)
                                                      --------      --------

   Income Before Provision for Income Taxes              9,359         7,367
   Provision for Income Taxes                            3,820         3,058
                                                      --------      --------
   Net Income                                         $  5,539      $  4,309
                                                      ========      ========
   Earnings per Share                                 $    .12      $    .10
                                                      ========      ========
   Weighted Average Shares                              45,758        45,157
                                                      ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.




                                        4PAGE

                            THERMO OPTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                          Six Months Ended
                                                       ----------------------
                                                       June 29,       July 1,
   (In thousands except per share amounts)                 1996          1995
   --------------------------------------------------------------------------
   Revenues                                           $142,927      $102,642
                                                      --------      --------

   Costs and Operating Expenses:
     Cost of revenues                                   72,733        51,642
     Selling, general and administrative expenses       42,944        29,196
     Research and development expenses                   9,734         6,531
                                                      --------      --------
                                                       125,411        87,369
                                                      --------      --------

   Operating Income                                     17,516        15,273

   Interest Income                                       2,625            36
   Interest Expense                                     (3,184)         (729)
                                                      --------      --------

   Income Before Provision for Income Taxes             16,957        14,580
   Provision for Income Taxes                            7,122         6,051
                                                      --------      --------
   Net Income                                         $  9,835      $  8,529
                                                      ========      ========
   Earnings per Share                                 $    .22      $    .19
                                                      ========      ========
   Weighted Average Shares                              45,458        45,157
                                                      ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.






                                        5PAGE

                            THERMO OPTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                          Six Months Ended
                                                       ----------------------
                                                       June 29,       July 1,
   (In thousands)                                          1996          1995
   --------------------------------------------------------------------------
   Operating Activities:
     Net income                                        $  9,835     $  8,529
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                    4,559        3,301
         Provision for losses on accounts receivable        710          380
         Other noncash expenses                             979          563
         Increase in deferred income taxes                   20           81
         Changes in current accounts, excluding the
           effects of acquisitions:
             Accounts receivable                          1,469       (1,310)
             Inventories and unbilled contract costs
               and fees                                      69         (148)
             Other current assets                          (931)         848
             Accounts payable                            (6,452)      (1,547)
             Other current liabilities                   (2,966)      (4,370)
         Other                                                3            -
                                                       --------     --------
               Net cash provided by operating
                 activities                               7,295        6,327
                                                       --------     --------
   Investing Activities:
     Acquisitions, net of cash acquired (Note 2)        (15,454)     (12,593)
     Cash payment to parent company for acquisition
       of Mattson and Unicam (Note 2)                   (36,558)           -
     Purchases of property, plant and equipment          (2,714)      (1,074)
     Other                                                  180          (88)
                                                       --------     --------
               Net cash used in investing
                 activities                             (54,546)     (13,755)
                                                       --------     --------
   Financing Activities:
     Net proceeds from issuance of Company common
       stock (Note 3)                                    37,255            -
     Repayment of long-term obligations                    (221)        (396)
     Transfer from parent company to fund
       acquisition of Baird                                   -       12,926
     Net transfer to parent company                           -       (1,245)
                                                       --------     --------
               Net cash provided by financing
                 activities                            $ 37,034     $ 11,285
                                                       --------     --------

                                        6PAGE

                            THERMO OPTEK CORPORATION

                                  (Unaudited)


                                                          Six Months Ended
                                                       ----------------------
                                                       June 29,       July 1,
   (In thousands)                                          1996          1995
   --------------------------------------------------------------------------
   Exchange Rate Effect on Cash                        $   (393)    $    374
                                                       --------     --------

   Increase (Decrease) in Cash and Cash Equivalents     (10,610)       4,231
   Cash and Cash Equivalents at Beginning of Period     116,890        3,258
                                                       --------     --------

   Cash and Cash Equivalents at End of Period          $106,280     $  7,489
                                                       ========     ========

   Noncash Activities:
     Fair value of assets of acquired companies        $ 22,491     $ 20,901
     Cash paid for acquired companies                   (16,870)     (12,926)
                                                       --------     --------

       Liabilities assumed of acquired companies       $  5,621     $  7,975
                                                       ========     ========

     Cash paid to parent company for acquisition
       of Mattson and Unicam (Note 2)                  $(36,558)    $      -


   The accompanying notes are an integral part of these consolidated financial statements.










                                        7PAGE

                            THERMO OPTEK CORPORATION

                   Notes to Consolidated Financial Statements

   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Optek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 1996, the results of operations for the three- and six-month periods ended June 29, 1996 and July 1, 1995, and the cash flows for the six-month periods ended June 29, 1996 and July 1, 1995. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 30, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form S-1 (Reg. No. 333-03630), filed with the Securities and Exchange Commission.

   2.   Acquisitions

        On December 1, 1995, Thermo Instrument Systems Inc. (Thermo Instrument) acquired the assets of the analytical instruments division of Analytical Technology, Inc. (ATI). On April 11, 1996, the Company acquired the Mattson Instruments (Mattson) and Unicam divisions of ATI from Thermo Instrument for $36.6 million in cash. Mattson is a manufacturer of Fourier transform infrared (FT-IR) spectroscopy instruments and Unicam is a manufacturer of atomic absorption and ultraviolet/visable spectroscopy instruments. Because, as of December 30, 1995, the Company, Mattson, and Unicam were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the accompanying 1995 historical financial information includes the results of operations of Mattson and Unicam from December 1, 1995, the date these businesses were acquired by Thermo Instrument. Because the Company had not disbursed the funds in connection with the acquisitions of Mattson and Unicam as of December 30, 1995, the transfer of these businesses was recorded as a contribution of capital in excess of par value as of December 1, 1995. The $36.6 million payment from the Company to Thermo Instrument was accounted for as a reduction of capital in excess of par value as of April 11, 1996.

        In February 1996, the Company acquired Oriel Corporation (Oriel) and Corion Corporation (Corion) for an aggregate $16.9 million in cash. The acquisitions of Oriel and Corion have been accounted for using the purchase method of accounting and their results of operations have been included in the accompanying financial statements from their respective dates of acquisition.

        The cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $51 million, which is being amortized over 40

                                        8PAGE

                            THERMO OPTEK CORPORATION
   years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation.

        Based on unaudited data, the following table presents selected financial information for the Company, Mattson, and Unicam on a pro forma basis, assuming the companies had been combined since the beginning of 1995. The effect of the acquisitions of Oriel and Corion are not included in the pro forma data since these acquisitions were not material to the Company's results of operations and financial position.

                                                 Three Months     Six Months
                                                     Ended           Ended
                                                 ------------    ------------
   (In thousands except per share amounts)       July 1, 1995    July 1, 1995
   --------------------------------------------------------------------------
   Revenues                                          $ 67,516        $135,926
   Net income                                           3,656           6,015
   Earnings per share                                     .08             .13

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions of Mattson and Unicam been made at the beginning of 1995.

        In connection with the acquisitions of Mattson and Unicam, the Company established reserves totaling $11.6 million for estimated severance, excess facilities, and other exit costs associated with the acquisitions, $2.7 million of which was expended during the six months ended June 29, 1996. The Company expects to substantially complete its review and restructuring of Mattson's and Unicam's operations over the one-year period following the acquisitions. Any changes in estimates of these costs will be recorded as adjustments to cost in excess of net assets of acquired companies. These reserves are included in other accrued expenses in the accompanying balance sheet.

   3.   Initial Public Offering

        In June 1996, the Company sold 3,000,000 shares of its common stock in an initial public offering at $13.50 per share for net proceeds of approximately $37.3 million.

        Subsequent to the end of the quarter, the underwriters of the Company's initial public offering exercised their over-allotment option to purchase an additional 450,000 shares of the Company's common stock at $13.50 per share for net proceeds of approximately $5.7 million. Following the initial public offering and the exercise of the over-allotment option, Thermo Instrument owned 93% of the Company's outstanding common stock.

                                        9PAGE

                            THERMO OPTEK CORPORATION

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Overview

        The Company's principal operating units include Thermo Jarrell Ash Corporation (TJA), a manufacturer and distributor of atomic absorption and atomic emission spectrometry products, and Nicolet Instrument Corporation (Nicolet), a manufacturer and distributor of Fourier transform infrared (FT-IR) and FT-Raman spectrometry products. Both TJA and Nicolet have worldwide sales and service organizations with a strong overseas presence in Europe, Japan, and China.

        The Company's strategy is to supplement its internal growth with the acquisition of businesses and technologies that complement and augment its existing product lines. In December 1995, Thermo Instrument Systems Inc. (Thermo Instrument) acquired the assets of the analytical instruments division of Analytical Technology, Inc. (ATI). In April 1996, the Company acquired the Mattson Instruments (Mattson) and Unicam divisions of ATI from Thermo Instrument. For accounting purposes, the Company's acquisition of Mattson and Unicam is deemed to have occurred in December 1995 (Note 2). Mattson is a manufacturer of FT-IR spectroscopy instruments, and Unicam is a manufacturer of AA and ultraviolet/visible spectroscopy instruments. In February 1996, the Company acquired Oriel Corporation (Oriel), a manufacturer and distributor of electro-optical instruments and components and Corion Corporation (Corion), a manufacturer of commercial optical filters.

   Results of Operations

   Second Quarter 1996 Compared With Second Quarter 1995

        Revenues were $73.3 million in the second quarter of 1996, compared with $51.8 million in the second quarter of 1995, an increase of 41%. Revenues increased $12.5 million and $7.4 million due to the acquisitions of Mattson and Unicam in December 1995 and Oriel and Corion in February 1996, respectively. Revenues also increased due to greater product demand, primarily at Nicolet as a result of two recently introduced products, offset in part by a decrease of $2.8 million in revenues due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries where the Company operates.

        The gross profit margin remained relatively unchanged at 49.5% in the second quarter of 1996, compared with 49.9% in the second quarter of 1995.

        Selling, general and administrative expenses as a percentage of revenues increased to 29.5% in the second quarter of 1996 from 28.7% in the second quarter of 1995 primarily due to the inclusion of higher costs as a percentage of revenues at Unicam as a result of higher international selling and administrative costs. The Company is in the process of consolidating certain international selling and administrative functions of Unicam with existing TJA and Nicolet entities. Research and development

                                       10PAGE

                            THERMO OPTEK CORPORATION
   expenses as a percentage of revenues increased to 6.6% in 1996 from 6.4% in 1995 primarily due to the inclusion of higher research and development costs as a percentage of revenues at Mattson and Unicam.

        Interest income increased to $1.1 million in the second quarter of 1996 from $23,000 in the second quarter of 1995 primarily as a result of interest income earned on invested proceeds from the Company's October 1995 issuance of $96.3 million principal amount of 5% subordinated convertible debentures. Interest expense increased to $1.6 million in 1996 from $0.3 million in 1995 primarily due to interest on the Company's 5% subordinated convertible debentures.

        The effective tax rate was 40.8% in the second quarter of 1996, compared with 41.5% in the second quarter of 1995. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

   First Six Months 1996 Compared With First Six Months 1995

        Revenues were $142.9 million in the first six months of 1996, compared with $102.6 million in the first six months of 1995, an increase of 39%. Revenues increased $26.0 million and $10.9 million due to the acquisitions of Mattson and Unicam in December 1995 and Oriel and Corion in February 1996, respectively. Revenues also increased due to greater product demand, primarily at Nicolet as a result of two recently introduced products, offset in part by a decrease of $3.6 million in revenues due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries where the Company operates.

        The gross profit margin decreased to 49.1% in the first six months of 1996 from 49.7% in the first six months of 1995 primarily due to the inclusion of lower-margin revenues at Mattson and Unicam.

        Selling, general and administrative expenses as a percentage of revenues increased to 30.0% in the first six months of 1996 from 28.4% in the first six months of 1995 primarily due to the reasons discussed in the results of operations for the second quarter. Research and development expenses as a percentage of revenues increased to 6.8% in 1996 from 6.4% in 1995 primarily due to the inclusion of higher research and development costs as a percentage of revenues at Mattson and Unicam.

        Interest income increased to $2.6 million in the first six months of 1996 from $36,000 in the first six months of 1995. Interest expense increased to $3.2 million in 1996 from $0.7 million in 1995. The reasons for these increases are the same as those discussed in the results of operations for the second quarter.

        The effective tax rate was 42.0% in the first six months of 1996, compared with 41.5% in the first six months of 1995. The effective tax rates exceeded the statutory federal income tax rate primarily due to the

                                       11PAGE

                            THERMO OPTEK CORPORATION
   impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

   Liquidity and Capital Resources

        Consolidated working capital was $148.4 million at June 29, 1996, compared with $144.5 million at December 30, 1995. Included in working capital are cash and cash equivalents of $106.3 million at June 29, 1996, compared with $116.9 million at December 30, 1995. Cash provided by operating activities was $7.3 million for the first six months of 1996. Accounts payable decreased $6.5 million due to the payment for inventories received in the fourth quarter of 1995 and other current liabilities decreased $3.0 million due to the payment of income taxes and other fees to Thermo Electron Corporation (Thermo Electron) and affiliated companies.

        The Company's investing activities used $54.5 million of cash in the first six months of 1996. The Company expended an aggregate $52.0 million, net of cash acquired, for acquisitions, including the acquisitions of Mattson and Unicam, and $2.7 million for the purchase of property, plant and equipment.

        The Company's financing activities provided $37.0 million of cash in the first six months of 1996. In June 1996, the Company sold 3,000,000 shares of its common stock for net proceeds of approximately $37.3 million (Note 2).

        Subsequent to the end of the quarter, the underwriters of the Company's initial public offering exercised their over-allotment option to purchase an additional 450,000 shares of its common stock for net proceeds of approximately $5.7 million (Note 2).

        During the remainder of 1996, the Company plans to make expenditures of approximately $2.0 million for property, plant and equipment. Although the Company expects positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash to pursue the acquisition of complementary businesses. The Company expects that it will finance acquisitions through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermo Instrument or Thermo Electron, although there is no agreement with Thermo Instrument or Thermo Electron under which such parties are obligated to lend funds to the Company. In March 1996, Thermo Instrument acquired a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons). The Company is discussing with Thermo Instrument the terms pursuant to which the Company would acquire A.R.L. Applied Research Laboratories S.A. (ARL), a Switzerland-based former subsidiary of Fisons. For the potential ARL acquisition, if consummated, the Company expects to expend between $28 million and $38 million and assume debt of approximately $12 million. The Company anticipates funding the purchase price for ARL from existing cash balances. No assurance can be given that the Company will ultimately acquire these businesses, and the timing and terms of the acquisitions,

                                       12PAGE

                            THERMO OPTEK CORPORATION
   including price, would be subject to negotiation between the Company and Thermo Instrument. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.


   PART II - OTHER INFORMATION

   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.























                                       13PAGE

                            THERMO OPTEK CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of August 1996.


                                               THERMO OPTEK CORPORATION



                                               Paul F. Kelleher
                                               ------------------------
                                               Paul F. Kelleher
                                               Chief Accounting Officer



                                               John N. Hatsopoulos
                                               ------------------------
                                               John N. Hatsopoulos
                                               Chief Financial Officer



























                                       14PAGE

                            THERMO OPTEK CORPORATION

                                  EXHIBIT INDEX


   Exhibit
   Number       Description of Exhibit                                    Page
   ---------------------------------------------------------------------------

     11         Statement re: Computation of earnings per share.

     27         Financial Data Schedule.