Form 10-Q
period 1996-09-28
THERMO OPTEK CORP
filed 1996-11-06
CIK 1012368

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------


                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 28, 1996.

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

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
           requirements for the past 90 days. Yes [ X ] No [   ]

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                   Outstanding at October 25, 1996
        ----------------------------       -------------------------------
        Common Stock, $.01 par value                  48,450,000
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                            THERMO OPTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                 September 28,  December 30,
    (In thousands)                                        1996          1995
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $114,166     $116,890
      Accounts receivable, less allowances of
        $5,781 and $5,669                               72,716       62,250
      Unbilled contract costs and fees                   2,101        1,130
      Inventories:
        Raw materials and supplies                      31,943       29,523
        Work in process and finished goods              28,851       13,463
      Prepaid expenses                                   6,089        4,221
      Prepaid income taxes                              12,012       11,955
      Due from Thermo Instrument and
        affiliated companies                             9,029            -
                                                      --------     --------
                                                       276,907      239,432
                                                      --------     --------

    Property, Plant and Equipment, at Cost              73,365       58,646
      Less: Accumulated depreciation and
            amortization                                20,347       16,645
                                                      --------     --------
                                                        53,018       42,001
                                                      --------     --------

    Patents and Other Assets                            10,532       11,400
                                                      --------     --------

    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                               196,999      140,049
                                                      --------     --------
                                                      $537,456     $432,882
                                                      ========     ========



                                        2PAGE

                            THERMO OPTEK CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                September 28,   December 30,
    (In thousands except share amounts)                  1996           1995
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations                        $ 27,820       $ 18,041
      Accounts payable                                 21,569         19,657
      Accrued payroll and employee benefits             9,754          7,551
      Accrued commissions                               6,332          5,301
      Accrued installation and warranty expenses       11,172          4,194
      Accrued income taxes                              6,419          5,401
      Deferred revenue                                 11,164          8,858
      Other accrued expenses                           31,708         25,833
      Due to Thermo Instrument (Note 2)                55,197             55
                                                     --------       --------
                                                      181,135         94,891
                                                     --------       --------

    Deferred Income Taxes                              14,765         12,293
                                                     --------       --------

    Other Deferred Items                                3,369          3,631
                                                     --------       --------

    Long-term Obligations:
      5% Subordinated convertible debentures           96,250         96,250
      Other                                               569          4,829
                                                     --------       --------
                                                       96,819        101,079
                                                     --------       --------

    Shareholders' Investment (Note 3):
      Common stock, $.01 par value, 100,000,000
        shares authorized; 48,450,000 and
        45,000,000 shares issued and outstanding          485            450
      Capital in excess of par value                  221,686        215,342
      Retained earnings                                21,408          5,262
      Cumulative translation adjustment                (2,211)           (66)
                                                     --------       --------
                                                      241,368        220,988
                                                     --------       --------
                                                     $537,456       $432,882
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                            THERMO OPTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                     Three Months Ended
                                                ----------------------------
                                                September 28,  September 30,
    (In thousands except per share amounts)              1996           1995
    ------------------------------------------------------------------------
    Revenues                                         $ 90,693       $ 45,932
                                                     --------       --------

    Costs and Operating Expenses:
      Cost of revenues                                 47,918         21,035
      Selling, general and administrative
        expenses                                       25,703         14,626
      Research and development expenses                 5,571          3,361
                                                     --------       --------
                                                       79,192         39,022
                                                     --------       --------

    Operating Income                                   11,501          6,910

    Interest Income                                     1,570             36
    Interest Expense                                   (1,676)          (253)
                                                     --------       --------
    Income Before Provision for Income Taxes           11,395          6,693
    Provision for Income Taxes                          4,969          2,777
                                                     --------       --------
    Net Income                                       $  6,426       $  3,916
                                                     ========       ========

    Earnings per Share                               $    .13       $    .09
                                                     ========       ========

    Weighted Average Shares                            48,410         45,157
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.












                                        4PAGE

                            THERMO OPTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Nine Months Ended
                                               -----------------------------

                                               September 28,   September 30,
    (In thousands except per share amounts)             1996            1995
    ------------------------------------------------------------------------
    Revenues                                       $253,682         $148,574
                                                   --------         --------

    Costs and Operating Expenses:
      Cost of revenues                              134,987           72,677
      Selling, general and administrative
        expenses                                     73,175           43,822
      Research and development expenses              16,644            9,892
                                                   --------         --------
                                                    224,806          126,391
                                                   --------         --------

    Operating Income                                 28,876           22,183

    Interest Income                                   4,255               72
    Interest Expense                                 (4,974)            (982)
                                                   --------         --------
    Income Before Provision for Income Taxes         28,157           21,273
    Provision for Income Taxes                       12,011            8,828
                                                   --------         --------

    Net Income                                     $ 16,146         $ 12,445
                                                   ========         ========

    Earnings per Share                             $    .35         $    .28
                                                   ========         ========

    Weighted Average Shares                          46,442           45,157
                                                   ========         ========


    The accompanying notes are an integral part of these consolidated financial statements.





                                        5PAGE

                            THERMO OPTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                     Nine Months Ended
                                               -----------------------------
                                               September 28,   September 30,
    (In thousands)                                      1996            1995
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                   $ 16,146         $ 12,445
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization               8,401            4,978
          Provision for losses on accounts
            receivable                                1,483            1,023
          Other noncash expenses                      1,372              841
          Increase (decrease) in deferred
            income taxes                               (174)             552
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                     5,721           (4,537)
              Inventories and unbilled contract
                costs and fees                          931           (1,094)
              Other current assets                     (683)             927
              Accounts payable                      (10,175)          (1,839)
              Other current liabilities              (2,859)          (6,083)
          Other                                         792                -
                                                   --------         --------
                Net cash provided by operating
                  activities                         20,955            7,213
                                                   --------         --------

    Investing Activities:
      Acquisitions, net of cash acquired (Note 2)   (15,527)         (12,593)
      Cash payment to parent company for
        acquisition of Mattson and Unicam (Note 2)  (36,558)               -
      Purchases of property, plant and equipment     (4,133)          (1,860)
      Other                                             (66)            (127)
                                                   --------         --------
                Net cash used in investing
                  activities                        (56,284)         (14,580)
                                                   --------         --------

    Financing Activities:
      Net proceeds from issuance of Company
        common stock (Note 3)                        42,937                -
      Increase (decrease) in short-term obligations  (5,816)             519
      Repayment of long-term obligations             (4,166)            (412)
      Transfer from parent company to fund
        acquisition of Baird                              -           12,926
      Net transfer from parent company                    -            1,099
                                                   --------         --------
                Net cash provided by financing
                  activities                       $ 32,955         $ 14,132
                                                   --------         --------
                                        6PAGE

                            THERMO OPTEK CORPORATION

                                  (Unaudited)


                                                     Nine Months Ended
                                               -----------------------------
                                               September 28,   September 30,
    (In thousands)                                      1996            1995
    ------------------------------------------------------------------------
    Exchange Rate Effect on Cash                   $   (350)        $    149
                                                   --------         --------

    Increase (Decrease) in Cash and
      Cash Equivalents                               (2,724)           6,914
    Cash and Cash Equivalents at Beginning
      of Period                                     116,890            3,258
                                                   --------         --------
    Cash and Cash Equivalents at End of Period     $114,166         $ 10,172
                                                   ========         ========

    Noncash Activities (Note 2):
      Fair value of assets of acquired companies   $131,470         $ 20,901
      Due to parent company for acquisition         (55,197)               -
      Cash paid for acquired companies              (16,869)         (12,926)
                                                   --------         --------
        Liabilities assumed of acquired companies  $ 59,404         $  7,975
                                                   ========         ========


    The accompanying notes are an integral part of these consolidated financial statements.


















                                        7PAGE

                            THERMO OPTEK CORPORATION

                   Notes to Consolidated Financial Statements

    1.   General

         The interim consolidated financial statements presented have been prepared by Thermo Optek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 28, 1996, the results of operations for the three- and nine-month periods ended September 28, 1996 and September 30, 1995, and the cash flows for the nine-month periods ended September 28, 1996 and September 30, 1995. Interim results are not necessarily indicative of results for a full year.

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


    2.   Acquisitions

         On December 1, 1995, Thermo Instrument Systems Inc. (Thermo Instrument) acquired the assets of the analytical instruments division of Analytical Technology, Inc. (ATI). On April 11, 1996, the Company acquired the Mattson Instruments (Mattson) and Unicam divisions of ATI from Thermo Instrument for $36.6 million in cash. Mattson is a manufacturer of Fourier transform infrared (FT-IR) spectroscopy instruments and Unicam is a manufacturer of atomic absorption and ultraviolet/visable spectroscopy instruments. Because, as of December 30, 1995, the Company, Mattson, and Unicam were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the accompanying 1995 historical financial information includes the results of Mattson and Unicam from December 1, 1995, the date these businesses were acquired by Thermo Instrument. Because the Company had not disbursed the funds in connection with the acquisitions of Mattson and Unicam as of December 30, 1995, the transfer of these businesses was recorded as a contribution of capital in excess of par value as of December 1, 1995. The $36.6 million payment from the Company to Thermo Instrument was accounted for as a reduction of capital in excess of par value as of April 11, 1996.

         On March 29, 1996, Thermo Instrument acquired a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons), a wholly owned subsidiary of Rhone-Poulenc Rorer, Inc. On November 4, 1996, the Company acquired two businesses formerly part of Fisons, Applied Research Laboratories (ARL) and VG Elemental, from Thermo Instrument for an aggregate $55.2 million in cash and the

                                        8PAGE

                            THERMO OPTEK CORPORATION
    assumption of $16.6 million in debt, subject to a post-closing adjustment to be negotiated with Fisons by Thermo Instrument. ARL is a manufacturer of wavelength-dispersive X-ray fluorescence instruments and arc/spark atomic emission spectrometers and VG Elemental is a manufacturer of inductively coupled plasma/mass spectrometers. The purchase price was determined based on the net book value of ARL and VG Elemental at March 29, 1996, and a pro rata allocation of Thermo Instrument's total cost in excess of net assets of acquired companies recorded in connection with the acquisition of the Fisons businesses. Because, as of March 30, 1996, the Company, ARL, and VG Elemental were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the accompanying 1996 historical financial information includes the results of ARL and VG Elemental from March 29, 1996, the date these businesses were acquired by Thermo Instrument. Because the Company had not disbursed the funds in connection with the acquisition of ARL and VG Elemental as of September 28, 1996, the purchase price for these businesses has been recorded as a payable in the accompanying 1996 balance sheet.

         In February 1996, the Company acquired Oriel Corporation (Oriel) and Corion Corporation (Corion) for an aggregate $16.9 million in cash. Oriel is a manufacturer and distributor of electro-optical instruments and components and Corion is a manufacturer of commercial optical filters. The acquisitions of Oriel and Corion have been accounted for using the purchase method of accounting and their results of operations have been included in the accompanying financial statements from their respective dates of acquisition.

         The cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $62.7 million, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation.

         Based on unaudited data, the following table presents selected financial information for the Company, Mattson, Unicam, ARL, and VG Elemental on a pro forma basis, assuming the companies had been combined since the beginning of 1995. The effect of the acquisitions of Oriel and Corion are not included in the pro forma data since these acquisitions were not material to the Company's results of operations and financial position.

                                  Three                    Nine
                               Months Ended            Months Ended
                              -------------   ------------------------------
    (In thousands except      September 30,   September 28,    September 30,
    per share amounts)                 1995            1996             1995
    ------------------------------------------------------------------------
    Revenues                      $ 82,007         $271,210         $255,685
    Net income                       2,905           16,233            4,061
    Earnings per share                 .06              .35              .09

                                        9PAGE

                            THERMO OPTEK CORPORATION

         The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions of Mattson, Unicam, ARL, and VG Elemental been made at the beginning of 1995.

         In connection with the acquisitions of Mattson, Unicam, ARL, and VG Elemental, the Company has undertaken a restructuring of the acquired businesses. In accordance with the requirements of Emerging Issues Task Force Pronouncement 95-3 (EITF 95-3), the Company is in the process of developing a plan that is expected to include reductions in staffing levels, abandonment of excess facilities, and possible other costs associated with exiting certain activities of the acquired businesses. As part of the cost of the acquisitions, the Company established reserves totaling $11.6 million and $4.7 million for estimated severance, excess facilities, and other exit costs associated with the acquisition of Mattson and Unicam and the acquisition of ARL and VG Elemental, respectively. During the first nine months of 1996, $5.8 million and $1.8 million of the reserves of Mattson and Unicam and ARL and VG Elemental, respectively, were expended. Unresolved issues existing at September 28, 1996, included identifying specific employees for termination and locations to be abandoned or consolidated, among other decisions concerning the integration of the acquired businesses into the Company. In accordance with EITF 95-3, finalization of the Company's plan for restructuring the acquired businesses will not occur beyond one year from the respective dates of acquisition. Any changes in estimates of these costs prior to such finalization will be recorded as adjustments to cost in excess of net assets of acquired companies. These reserves are included in other accrued expenses in the accompanying balance sheet.


    3.   Initial Public Offering

         In June and July 1996, the Company sold 3,450,000 shares of its common stock in an initial public offering at $13.50 per share for net proceeds of approximately $42.9 million. Following the offering, Thermo Instrument, a majority-owned subsidiary of Thermo Electron Corporation, owned 93% of the Company's outstanding common stock.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements involve a number of risks and uncertainties, including those detailed in Item 5 of this Quarterly Report on Form 10-Q.

                                       10PAGE

                            THERMO OPTEK CORPORATION

    Overview

         The Company's principal operating units include Thermo Jarrell Ash Corporation (TJA), a manufacturer and distributor of atomic absorption
    (AA) and atomic emission spectrometry products, and Nicolet Instrument Corporation (Nicolet), a manufacturer and distributor of Fourier transform infrared (FT-IR) and FT-Raman spectrometry products. Both TJA and Nicolet have worldwide sales and service organizations with a strong overseas presence in Europe, Japan, and China.

         The Company also has a subsidiary, Thermo Vision Corporation (Thermo Vision), which pursues applications of the Company's technologies for cost-effective, application-specific instruments and for optical components, systems, and subassemblies for analytical instrumentation and other applications. In September 1996, the Company announced its intent to spin out Thermo Vision through a distribution of 100 percent of its outstanding capital stock in the form of a dividend to the Company's shareholders. The Company anticipates completing the spinout by the second quarter of 1997. The Company intends to seek a Letter Ruling from the Internal Revenue Service stating that this proposed spinout would have no current tax effect on the Company or its shareholders. There can be no assurance that a favorable Letter Ruling will be obtained. The Company would distribute the shares upon receipt of the Letter Ruling and satisfaction of other conditions, including listing of the Thermo Vision shares on the American Stock Exchange. Thermo Vision had revenues of $8.4 million and $22.6 million for the three- and nine-month periods ended September 28, 1996, respectively.

         The Company's strategy is to supplement its internal growth with the acquisition of businesses and technologies that complement and augment its existing product lines. On December 1, 1995, Thermo Instrument Systems Inc. (Thermo Instrument) acquired the assets of the analytical instruments division of Analytical Technology, Inc. (ATI). In April 1996, the Company acquired the Mattson Instruments (Mattson) and Unicam divisions of ATI from Thermo Instrument. For accounting purposes, the Company's acquisition of Mattson and Unicam is deemed to have occurred on December 1, 1995 (Note 2). Mattson is a manufacturer of FT-IR spectroscopy instruments, and Unicam is a manufacturer of AA and ultraviolet/visible spectroscopy instruments. In February 1996, the Company acquired Oriel Corporation (Oriel), a manufacturer and distributor of electro-optical instruments and components and Corion Corporation (Corion), a manufacturer of commercial optical filters.

         On March 29, 1996, Thermo Instrument acquired a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons). On November 4, 1996, the Company acquired two businesses formerly part of Fisons, Applied Research Laboratories (ARL) and VG Elemental, from Thermo Instrument for an aggregate $55.2 million in cash and the assumption of $16.6 million in debt, subject to a post-closing adjustment. For accounting purposes, the Company's acquisition of ARL and VG Elemental is deemed to have occurred on March 29, 1996 (Note 2). ARL is a manufacturer of wavelength-dispersive X-ray fluorescence instruments and arc/spark atomic emission spectrometers and VG Elemental is a manufacturer of inductively coupled plasma/mass spectrometers. ARL and VG Elemental had revenues of $55.7 million and

                                       11PAGE

                            THERMO OPTEK CORPORATION

    $16.2 million in 1995, respectively. In addition to ARL and VG Elemental, the Company also acquired four sales and service organizations of these two businesses located in South Africa, Austria, Sweden, and Canada. The Company anticipates distributing ARL's and VG Elemental's products elsewhere through the Company's existing distribution companies.

    Results of Operations

    Third Quarter 1996 Compared With Third Quarter 1995

         Revenues increased $44.8 million, or 97%, to $90.7 million in the third quarter of 1996 from $45.9 million in the third quarter of 1995 primarily due to the acquisitions of ARL and VG Elemental, effective March 29, 1996, Mattson and Unicam, effective December 1, 1995, and Oriel and Corion in February 1996. Acquisitions added revenues of $40 million in the third quarter of 1996. To a lesser extent, revenues increased due to greater product demand. In addition, revenues in the third quarter of 1995 were low as a result of a disruption caused by the relocation of certain TJA operations into a new facility. These increases were offset in part by a decrease of $1.4 million in revenues due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries where the Company operates.

         The gross profit margin decreased to 47% in the third quarter of 1996 from 54% in the third quarter of 1995 primarily due to the inclusion of lower-margin revenues from ARL and VG Elemental. In addition, the gross profit margin was unusually high in the third quarter of 1995 as a result of a decrease in lower-margin revenues from TJA due to the plant relocation discussed above.

         Selling, general and administrative expenses as a percentage of revenues decreased to 28% in the third quarter of 1996 from 32% in the third quarter of 1995 primarily due to an increase in total revenues. Research and development expenses as a percentage of revenues decreased to 6.1% in 1996 from 7.3% in 1995 primarily due to decreased spending at TJA and lower research and development expenses as a percentage of revenues at acquired businesses.

         Prior to their acquisition by the Company, ARL and VG Elemental sold products to other business units of the Scientific Instruments Division of Fisons for marketing and ultimate resale to the customer. The Company plans to distribute the products of ARL and VG Elemental primarily through its existing distribution channels. As a result of this strategy, the Company expects to increase selling, general and administrative expenses as a percentage of revenues at these businesses while improving the gross profit margin to cover these additional costs. The Company's goal is to improve the gross profit margin at ARL and VG Elemental through this change in distribution channels as well as through improving product mix and manufacturing efficiencies, although there can be no assurance that the Company will be successful in these efforts.

                                       12PAGE

                            THERMO OPTEK CORPORATION

         Interest income increased to $1.6 million in the third quarter of 1996 from $36,000 in the third quarter of 1995 primarily as a result of interest income earned on invested proceeds from the Company's October 1995 issuance of $96.3 million principal amount of 5% subordinated convertible debentures. Interest expense increased to $1.7 million in 1996 from $0.3 million in 1995 primarily due to interest on the Company's 5% subordinated convertible debentures.

         The effective tax rate was 43.6% in the third quarter of 1996, compared with 41.5% in the third quarter of 1995. The effective tax rates exceeded the statutory federal income tax rate primarily due to nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The effective tax rate increased in 1996 from 1995 primarily due to higher nondeductible amortization of cost in excess of net assets of acquired companies in 1996.

    First Nine Months 1996 Compared With First Nine Months 1995

         Revenues increased $105.1 million, or 71%, to $253.7 million in the first nine months of 1996 from $148.6 million in the first nine months of 1995 primarily due to the acquisitions discussed in the results of operations for the third quarter and, to a lesser extent, greater product demand, primarily at Nicolet as a result of two recently introduced products. Acquisitions added revenues of $97.1 million in the first nine months of 1996. In addition, revenues in the third quarter of 1995 were low as a result of a relocation at TJA as discussed in the results of operations for the third quarter. These increases were offset in part by a decrease of $5.0 million in revenues due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries where the Company operates.

         The gross profit margin decreased to 47% in the first nine months of 1996 from 51% in the first nine months of 1995 primarily due to the reasons discussed in the results of operations for the third quarter.

         Selling, general and administrative expenses as a percentage of revenues were unchanged at 29% in the first nine months of 1996 and 1995. Research and development expenses as a percentage of revenues remained relatively unchanged at 6.6% in 1996, compared with 6.7% in 1995.

         Interest income increased to $4.3 million in the first nine months of 1996 from $72,000 in the first nine months of 1995. Interest expense increased to $5.0 million in 1996 from $1.0 million in 1995. These increases are due to the reasons discussed in the results of operations for the third quarter.

         The effective tax rate was 42.7% in the first nine months of 1996, compared with 41.5% in the first nine months of 1995. The effective tax rates exceeded the statutory federal income tax rate primarily due to nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes.

                                       13PAGE

                            THERMO OPTEK CORPORATION

    Liquidity and Capital Resources

         Consolidated working capital was $95.8 million at September 28, 1996, compared with $144.5 million at December 30, 1995. Included in working capital are cash and cash equivalents of $114.2 million at September 28, 1996, compared with $116.9 million at December 30, 1995. Cash provided by operating activities was $21.0 million for the first nine months of 1996. Accounts receivable decreased by $5.7 million primarily as a result of a reduction in receivables at ARL and VG Elemental from the date of their acquisition. Accounts payable decreased $10.2 million due to a payment for inventories received in the fourth quarter of 1995 and a reduction in payables at ARL and VG Elemental from the date of their acquisition. Other current liabilities decreased $2.9 million primarily due to restructuring expenditures at Mattson, Unicam, ARL, and VG Elemental.

         On November 4, 1996, the Company acquired ARL and VG Elemental from Thermo Instrument (Note 2) for $55.2 million in cash and the assumption of $16.6 million in debt, subject to a post-closing adjustment to be negotiated with Fisons by Thermo Instrument in connection with the negotiations for the settlement of the final purchase price for all of the businesses of Fisons acquired by Thermo Instrument in March 1996. The Company has recorded a payable of $55.2 million for the acquisition of ARL and VG Elemental in the accompanying 1996 balance sheet. The Company paid the liability described above to Thermo Instrument on November 4, 1996.

         The Company's investing activities used $56.3 million of cash in the first nine months of 1996. The Company expended an aggregate $52.1 million, net of cash acquired, for acquisitions, including the acquisitions of Mattson and Unicam, and $4.1 million for the purchase of property, plant and equipment.

         The Company's financing activities provided $33.0 million of cash in the first nine months of 1996. In June and July 1996, the Company sold 3,450,000 shares of its common stock in an initial public offering for net proceeds of approximately $42.9 million (Note 3). During the first nine months of 1996, the Company repaid $10.0 million of short- and long-term borrowings.

         During the remainder of 1996, the Company plans to make expenditures of approximately $1.5 million for property, plant and equipment. Although the Company expects positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash to pursue the acquisition of complementary businesses. The Company expects that it will finance acquisitions through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermo Instrument or Thermo Electron Corporation (Thermo Electron), although there is no agreement with Thermo Instrument or Thermo Electron under which such parties are obligated to lend funds to the Company. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

                                       14PAGE

                            THERMO OPTEK CORPORATION

    PART II - OTHER INFORMATION

    Item 5 - Other Information

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         Risks Associated with Technological Change, Obsolescence and the Development and Acceptance of New Products. The market for the Company's products is characterized by rapid and significant technological change and evolving industry standards. New product introductions responsive to these factors require significant planning, design, development, and testing at the technological, product, and manufacturing process levels, and may render existing products and technologies uncompetitive or obsolete. There can be no assurance that the Company's products will not become uncompetitive or obsolete. In addition, industry acceptance of new technologies developed by the Company may be slow to develop due to, among other things, existing regulations written specifically for older technologies and general unfamiliarity of users with new technologies.

         Risks Associated with Acquisition Strategy; No Assurance of a Successful Acquisition Strategy. The Company's growth strategy is to supplement its internal growth with the acquisition of businesses and technologies that complement or augment the Company's existing product lines. The Company has recently acquired certain businesses within the former analytical instruments division of ATI and the former Scientific Instruments Division of Fisons plc that were initially acquired by Thermo Instrument in December 1995 and March 1996, respectively. Certain of these businesses have low levels of profitability, and businesses that the Company may seek to acquire in the future may also be marginally profitable or unprofitable. In order for any acquired businesses to achieve the level of profitability desired by the Company, the Company must successfully reduce expenses and improve market penetration. No assurance can be given that the Company will be successful in this regard. In addition, promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals, including antitrust approvals. There can be no assurance that the Company will be able to complete pending or future acquisitions. In order to finance any such acquisitions, it may be necessary for the Company to raise additional funds either through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to the Company.


                                       15PAGE

                            THERMO OPTEK CORPORATION

         Possible Adverse Effect From Consolidation in the Environmental Market and Changes in Environmental Regulations. One of the largest markets for the Company's products is environmental analysis. During the past three years, there has been a contraction in the market for analytical instruments used for environmental analysis. This contraction has caused consolidation in the businesses serving this market. Such consolidation may have an adverse impact on certain of the Company's businesses. In addition, most air, water, and soil analysis is conducted to comply with Federal, state, local, and foreign environmental regulations. These regulations are frequently specific as to the type of technology required for a particular analysis and the level of detection required for that analysis. The Company develops, configures, and markets its products to meet customer needs created by existing and anticipated environmental regulations. These regulations may be amended or eliminated in response to new scientific evidence or political or economic considerations. Any significant change in environmental regulations could result in a reduction in demand for the Company's products.

         Possible Adverse Impact of Significant International Operations. Sales outside the United States accounted for approximately 60% of the Company's revenues in 1995, and the Company expects that international sales will continue to account for a significant portion of the Company's revenues in the future. Sales to customers in foreign countries are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries could impose withholding taxes or otherwise tax the Company's foreign income, impose tariffs, or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products and services provided by the Company in foreign markets where payment for the Company's products and services is made in the local currency; U.S. export licenses may be difficult to obtain and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business and results of operations.

         Competition. The Company encounters and expects to continue to encounter intense competition in the sale of its products. The Company believes that the principal competitive factors affecting the market for its products include product performance, price, reliability, and customer service. The Company's competitors include large multinational corporations and their operating units, including Perkin-Elmer and Varian. These companies and certain of the Company's other competitors have substantially greater financial, marketing, and other resources than those of the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products

                                       16PAGE

                            THERMO OPTEK CORPORATION
    than the Company. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. There can be no assurance that the Company's current products, products under development, or ability to discover new technologies will be sufficient to enable it to compete effectively with its competitors.

         Risks Associated with Protection, Defense and Use of Intellectual Property. The Company holds many patents relating to various aspects of its products, and believes that proprietary technical know-how is critical to many of its products. Proprietary rights relating to the Company's products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that patents will issue from any pending or future patent applications owned by or licensed to the Company or that the claims allowed under any issued patents will be sufficiently broad to protect the Company's technology and, in the absence of patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products or gain access to its trade secrets and know-how. Proceedings initiated by the Company to protect its proprietary rights could result in substantial costs to the Company. There can be no assurance that competitors of the Company will not initiate litigation to challenge the validity of the Company's patents, or that they will not use their resources to design comparable products that do not infringe the Company's patents. There may also be pending or issued patents held by parties not affiliated with the Company that relate to the Company's products or technologies. The Company may need to acquire licenses to, or contest the validity of, any such patents. There can be no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any such contest. The Company could incur substantial costs in defending itself in suits brought against it or in suits in which the Company may assert its patent rights against others. If the outcome of any such litigation is unfavorable to the Company, the Company's business and results of operations could be materially adversely affected. In addition, the Company relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its collaborators, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.


    Item 6 - Exhibits

         See Exhibit Index on the page immediately preceding exhibits.



                                       17PAGE

                            THERMO OPTEK CORPORATION

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November 1996.

                                           THERMO OPTEK CORPORATION



                                           Paul F. Kelleher
                                           --------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           --------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer
























                                       18PAGE

                            THERMO OPTEK CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit                                 Page
    ------------------------------------------------------------------------

      2.1 Stock Purchase Agreement dated as of November 4, 1996 among Thermo Instrument Systems Inc., SID Instruments Inc., and ATI Acquisition Corp.

      2.2 Stock Purchase Agreement dated as of November 4, 1996 between Thermo Instrument Systems Inc. and the
                 Company.

     10.1 Indemnification Agreement dated as of November 4, 1996 between Thermo Instrument Systems Inc. and the
                 Company.

     10.2        Stock Holding Assistant Plan and Form of Promissory
                 Note.

     11          Statement re: Computation of earnings per share.

     27          Financial Data Schedule.