Form 10-Q/A
period 1996-09-28
THERMO OPTEK CORP
filed 1996-11-13
CIK 1012368

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------


                         AMENDMENT NO. 1 ON FORM 10-Q/A

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









                                        5PAGE

                            THERMO OPTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                     Nine Months Ended
                                               -----------------------------
                                               September 28,   September 30,
    (In thousands)                                      1996            1995
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                   $ 16,146         $ 12,445
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization               8,401            4,978
          Provision for losses on accounts
            receivable                                1,483              552
          Other noncash expenses                      1,372              841
          Increase (decrease) in deferred
            income taxes                               (174)             552
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                     5,721           (4,066)
              Inventories and unbilled contract
                costs and fees                          931           (1,094)
              Other current assets                     (683)             927
              Accounts payable                      (10,175)          (1,839)
              Other current liabilities              (2,859)          (6,083)
          Other                                         792                -
                                                   --------         --------
                Net cash provided by operating
                  activities                         20,955            7,213
                                                   --------         --------

    Investing Activities:
      Acquisitions, net of cash acquired (Note 2)   (15,527)         (12,593)
      Cash payment to parent company for
        acquisition of Mattson and Unicam (Note 2)  (36,558)               -
      Purchases of property, plant and equipment     (4,133)          (1,860)
      Other                                             (66)            (127)
                                                   --------         --------
                Net cash used in investing
                  activities                        (56,284)         (14,580)
                                                   --------         --------

    Financing Activities:
      Net proceeds from issuance of Company
        common stock (Note 3)                        42,937                -
      Increase (decrease) in short-term obligations  (5,816)             519
      Repayment of long-term obligations             (4,166)            (412)
      Transfer from parent company to fund
        acquisition of Baird                              -           12,926
      Net transfer from parent company                    -            1,099
                                                   --------         --------
                Net cash provided by financing
                  activities                       $ 32,955         $ 14,132
                                                   --------         --------

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

                                  Three                    Nine
                               Months Ended            Months Ended
                              -------------   ------------------------------
    (In thousands except      September 30,   September 28,    September 30,
    per share amounts)                 1995            1996             1995
    ------------------------------------------------------------------------
    Revenues                      $ 82,007         $271,210         $255,685
    Net income                       2,905           12,304            4,061
    Earnings per share                 .06              .26              .09


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


                                       17PAGE

                            THERMO OPTEK CORPORATION

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of November 1996.

                                           THERMO OPTEK CORPORATION



                                           Paul F. Kelleher
                                           --------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer