Form 10-K
period 1996-12-28
THERMO OPTEK CORP
filed 1997-03-17
CIK 1012368

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   -------------------------------------------
                                    FORM 10-K

   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 28, 1996

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                         Commission file number 1-11757
                            THERMO OPTEK CORPORATION
             (Exact name of Registrant as specified in its charter)

   Delaware                                                        04-3283973
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification No.)

   8E Forge Parkway
   Franklin, Massachusetts                                              02038
   (Address of principal executive offices)                        (Zip Code)
       Registrant's telephone number, including area code: (617) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class        Name of each exchange on which registered
     ----------------------------    -----------------------------------------
     Common Stock, $.01 par value             American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
   the filing requirements for at least the past 90 days. Yes [ X ]  No [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form
   10-K or any amendment to this Form 10-K. [   ]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was approximately $38,563,000.

   As of January 24, 1997, the Registrant had 48,450,000 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the year ended December 28, 1996, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 1997, are incorporated by reference into Part III.
PAGE

                                     PART I


    Item 1.  Business

    (a)  General Development of Business

        Thermo Optek Corporation (the Company or the Registrant) is a worldwide leader in the development, manufacture, and marketing of analytical instruments and has technologies in electro-optic components and systems. The Company's instruments are used in the quantitative and qualitative chemical analysis of elements and molecular compounds in solids, liquids, and gases. These products are used by its customers for productivity enhancement, research and development, quality control, and testing applications in the environmental testing, chemical, metallurgical, food and beverage, pharmaceutical, and petroleum industries; and by forensic laboratories, research organizations, and educational institutions. The Company was incorporated in Delaware in August 1995 as a wholly owned subsidiary of Thermo Instrument Systems Inc. (Thermo Instrument). Thermo Instrument is a publicly traded, majority-owned subsidiary of Thermo Electron Corporation (Thermo Electron).

        An element of the Company's strategy is to combine its internal growth with the acquisition of complementary products and technologies. In December 1995, Thermo Instrument acquired the assets of the analytical instruments division of Analytical Technology, Inc. (the ATI Division), a manufacturer of analytical instruments, for $42.5 million. In April 1996, the Company acquired the ATI Division's Mattson and Unicam businesses from Thermo Instrument for an aggregate purchase price of $36.6 million. These businesses have been included in the Company's historical results of operations from December 1, 1995, the date on which they were acquired by Thermo Instrument. Mattson is a Wisconsin-based manufacturer of FT-IR spectroscopy instruments and Unicam is a Cambridge, UK-based manufacturer of atomic absorption and ultraviolet/visible spectroscopy instruments.

        Effective March 29, 1996, the Company acquired two businesses, A.R.L. Applied Research Laboratories S.A. (ARL) and VG Elemental, and four associated sales organizations located in South Africa, Austria, Sweden, and Canada from Thermo Instrument for approximately $55.2 million in cash and the assumption of $16.6 million in debt. These businesses were originally part of the Scientific Instruments Division of Fisons plc (Fisons), a wholly owned subsidiary of Rhone-Poulenc Rorer, Inc., a substantial portion of which was acquired by Thermo Instrument on March 29, 1996. The purchase price is subject to a post-closing adjustment based on a post-closing adjustment to be negotiated with Fisons by Thermo Instrument in connection with the negotiations for settlement of the final purchase price for all of the businesses of Fisons acquired by Thermo Instrument. ARL is a Switzerland-based manufacturer of arc/spark AE spectrometers and X-ray fluorescence instruments. VG Elemental is a U.K.-based manufacturer of inductively coupled plasma/mass spectrometers.

        In June and July 1996, the Company sold 3,450,000 shares of its common stock in an initial public offering at $13.50 per share for net proceeds of $42.9 million. In October 1995, the Company issued and sold

                                        2PAGE

    $96.3 million principal amount of 5% subordinated convertible debentures due 2000. The debentures are convertible into shares of the Company's common stock at a conversion price of $14.85 per share and are guaranteed on a subordinated basis by Thermo Electron. As of December 28, 1996, Thermo Instrument owned 45,000,000 shares of the common stock of the Company, representing 93% of such stock outstanding. Thermo Instrument develops, manufactures, and markets instruments used to detect and measure air pollution, radioactivity, complex chemical compounds, toxic metals, and other elements in a broad range of liquids and solids, as well as to control and monitor various industrial processes. As of December 28, 1996, Thermo Electron owned 144,900 shares of the common stock of the Company, representing 0.3% of such stock outstanding. These shares were purchased during 1996* in the open market for a total purchase price of $1,967,000. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices and mammography systems, paper-recycling and papermaking equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in the Registrant's 1996 Annual Report to Shareholders incorporated herein by reference.

    (b) Financial Information About Industry Segments

        The Company is engaged in one business segment: developing, manufacturing, and selling analytical instruments.

    (c) Description of Business

        (i)  Principal Products and Services

        Analytical instruments are generally classified by their principal operating technologies. The Company's atomic emission (AE) and atomic absorption (AA) spectrometers comprise its elemental analysis product line, and FT-IR and FT-Raman spectrometers comprise its molecular analysis product line. In addition, through its Thermo Vision Corporation (Thermo Vision) subsidiary, the Company addresses the photonics marketplace for optical components, imaging systems, analytical


    * References to 1996, 1995, and 1994 herein are for the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994, respectively.
                                        3PAGE
    instruments, and lasers. Thermo Vision develops and manufactures cost-effective, application-specific instruments, as well as components, systems, and subassemblies for analytical instruments.

    Elemental Analysis - AE and AA Spectrometers

        The Company produces a range of AE and AA spectrometers that are used to detect and measure metals and other elements in solid and liquid samples from ultratrace (parts per billion) to major concentrations. These instruments are used in a wide variety of applications, including testing environmental samples, such as soil and water, and food and drugs; analyzing blood, urine, and animal tissue; and process quality control and product quality assurance. The Company sells its products to customers in a wide range of industries, including those in manufacturing industries such as producers of aircraft, automobiles and trucks, computers, chemicals, food, pharmaceuticals, and primary metals; service industries such as waste management companies and commercial testing laboratories; and government and university laboratories.

        In AE spectrometers, the samples are excited by an energy source, causing the sample atoms to emit radiation. The radiation is then dispersed by a grating into its component light wavelengths, which are detected by a photo multiplier tube or a solid state detector. Each element has a characteristic wavelength that acts as a "fingerprint" for that element, which the instrument compares against a library of spectra for identification. The resulting data may be stored and manipulated by computer. AE spectrometers use either an electrical discharge (arc/spark) or a high frequency inductively coupled plasma (ICP) as the energy source.

        Arc/spark instruments are used primarily for solid samples in highly capital-intensive processes such as steel and other primary metal production, foundries that fabricate raw metals, and production of products such as pipe and machine parts. Customers in these industries use the arc/spark instrument in near line quality control as part of the production process. Due to the high cost of these processes, the minimization of downtime and the maintenance of quality control are critical. For these reasons, reliability is frequently the most important feature to an arc/spark user. ARL, acquired in 1996, is a worldwide supplier of spectrochemical instrumentation based on arc/spark optical emission spectrometry and wavelength dispersive x-ray fluorescence (WDXRF) spectrometry. WDXRF spectrometers offer elemental analysis of a wide variety of materials in a highly precise and generally nondestructive manner.

        ICP spectrometers are used for both solid and liquid samples and allow for simultaneous multi-element testing. The largest users of ICP instruments are public and private environmental laboratories, which must test for multiple elements but which have well defined testing objectives. These users test for compliance with applicable environmental regulations, which prescribe the specific pollutants and concentrations to be identified. The Company has recently developed the first ultratrace ICP spectrometer that incorporates a solid state detector, the IRIS(TM), and the first combined optical emission mass spectrometer, the POEMS(R), which allows customers to perform with one instrument analyses that

                                        4PAGE
    previously would have required multiple instruments. In addition, the IRIS incorporates Windows(TM)-based software that facilitates use of the instrument with relatively minimal training. ICP instruments can also be coupled with a mass spectrometer (ICP/MS) to provide detection at the parts per trillion level. This high level of sensitivity is often required by semiconductor, pharmaceutical, and chemical companies in both research and development and quality control functions. The Company has recently introduced the second generation of its POEMS ICP/MS, which incorporates several significant advances, including automated sample preparation and Windows-based software. POEMS is the first ICP/MS instrument to integrate a CID detector, which enhances the flexibility of the instrument. VG Elemental, acquired in November 1996, manufactures ICP/MS instruments that are utilized in the environmental, nuclear, semiconductor, biological, metals, and chemicals industries where critical, ultratrace detection of elements is required.

        Due to their sensitivity and relatively low cost, AA spectrometers are the instrument of choice for environmental applications. Certain of the EPA's protocols for the determination of toxic metals in water and wastes are written for AA spectrometers. In addition to environmental testing, AA spectrometers are used in biological testing and for testing in the agricultural and petroleum industries. AA spectrometers use a graphite furnace or flame to heat the sample and incorporate a hollow cathode lamp that contains the element to be measured. Because the hollow cathode lamp radiates at the same wavelength as the sample atoms, the sample atoms absorb radiation from the lamp, and the detector measures this absorption. The 1996 acquisition of Unicam has increased the Company's product base in AA spectrometers, as well as its presence in the European market, and will complement its other products and presence in the environmental, life science research, pharmaceutical, and chemical markets.

    Molecular Analysis - FT-IR and FT-Raman Spectrometers

        Thermo Optek is among the world's largest manufacturers of molecular analysis instruments that utilize FT-IR and FT-Raman spectroscopic techniques. Using these "vibrational" spectroscopic techniques, customers are able to nondestructively analyze liquids and solids for their molecular composition. These techniques permit the analysis of samples in their packaging, which eliminates much of the time involved with sample preparation.

        The Company's FT-IR and FT-Raman spectrometers are used principally in research and development and quality control in a variety of industries. Chemical and pharmaceutical companies use FT-IR and FT-Raman spectrometers for verification, identification, and quantification of chemical materials and mixtures because of the superior ability of these instruments to provide detailed structural information. Other applications involve analysis of total petroleum hydrocarbon content and other contamination in soil and water, and monitoring of industrial waste streams.

        The Company also offers several lines of infrared microscopes and micro-imaging accessories. The Company believes it is the world's leading supplier of these devices, which are utilized, individually or in

                                        5PAGE
    conjunction with FT-IR spectrometers, to obtain the infrared spectrum of small samples in the range from 20 to 1000 microns.

    Thermo Vision Corporation

        Through its Thermo Vision subsidiary, the Company addresses the photonics marketplace for optical components, imaging systems, analytical instruments, and lasers. Thermo Vision is pursuing applications of its photonics technologies in a wide array of markets such as dental imaging, semiconductor processing, high-energy physics, and nuclear inspection, in addition to analytical instrumentation. Within instrumentation, Thermo Vision addresses the market for cost-effective, application-specific instruments and for optical components, systems, and subassemblies for analytical instrumentation. The Company believes that there is a trend in the market for analytical instruments toward the development of lower-cost instruments that are easy to use and capable of performing discrete analyses accurately and reliably. Thermo Vision is building a sales and service channel for optical components and lower-cost instruments that cannot be effectively or profitably sold or serviced through the channels used for larger, higher-performance analytical instruments.

        In February 1996, Thermo Vision acquired Corion Corporation (Corion), a manufacturer of commercial optical filters, for $5.1 million in cash and Oriel Corporation (Oriel), a manufacturer and distributor of electro-optical instruments and components, for $11.8 million in cash and the assumption of $0.7 million in debt. In addition, Thermo Vision acquired Laser Science, Inc. (LSI), a manufacturer of nitrogen, tunable dye, and pulsed lasers, in February 1997 for $3.6 million in cash. The Company believes that these acquisitions will further Thermo Vision's strategic move into the photonics marketplace by broadening its product offerings and providing a base for low-cost distribution.

        In 1996 and 1995, the Company derived revenues of $30.5 million and $6.1 million, respectively, from its Thermo Vision businesses.

        In September 1996, the Company announced its intent to spin out Thermo Vision through a distribution of all of its outstanding capital stock in the form of a dividend to the Company's shareholders. The Company anticipates completing the spinout in 1997, and is seeking a Letter Ruling from the Internal Revenue Service stating that the proposed spinout will have no current tax effect on Thermo Optek or its shareholders. The Company would distribute the shares upon receipt of the Letter Ruling and satisfaction of other conditions, including the listing of the Thermo Vision shares on the American Stock Exchange. Upon completion of this proposed transaction, Thermo Vision would be a majority-owned subsidiary of Thermo Instrument.

    Sales and Marketing

        The Company markets its instruments internationally through its own worldwide sales force and through a network of dealers and distributors. In addition, the Company sells certain components and instruments pursuant to original equipment manufacturer (OEM) arrangements under which third parties purchase and resell the Company's products. The

                                        6PAGE

    Company's sales force is supported throughout the world by a customer support group which provides training, instrument servicing, and parts replacement.

        (ii) and (xi)  New Products; Research and Development

        The Company maintains active programs for the development of new technologies and the enhancement of existing products. In addition, the Company seeks to develop new applications for its products and technologies. Research and development expenses for the Company were $22.0 million, $13.0 million, and $10.5 million in 1996, 1995, and 1994, respectively.

        (iii)  Raw Materials

        Raw materials, components, and supplies purchased by the Company are either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company. To date, the Company has experienced no difficulties in obtaining these materials.

        (iv)  Patents, Licenses, and Trademarks

        The Company's policy is to protect its intellectual property rights, including applying for and obtaining patents when appropriate. The Company holds numerous patents relating to its technologies, with additional patents pending. The Company also enters into licensing agreements with other companies and government agencies in which it grants or receives rights to specific patents and technical know-how. The Company also considers technical know-how, trade secrets, and trademarks to be important to its business.

        (v)  Seasonal Influences

        There are no significant seasonal influences on the Company's sales of its products.

        (vi)  Working Capital Requirements

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii)  Dependency on a Single Customer

        No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

        (viii)  Backlog

        The Company's backlog of firm orders was $67.2 million and $50.1 million as of December 28, 1996, and December 30, 1995, respectively. The Company believes that substantially all of the backlog at December 28, 1996, will be shipped or completed during 1997. The Company does not

                                        7PAGE
    believe that the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

        (ix)  Government Contracts

        Not applicable.

        (x)  Competition

        The Company competes in each of its markets primarily on performance, reliability, customer service, and price. In the market for AE and AA spectrometers and ICP/MS instruments, the Company competes primarily with The Perkin-Elmer Corporation and, to a lesser extent, Varian Associates, Inc. The Company competes in the arc/spark market primarily with Spectro. In the FT-IR and FT-Raman markets, the Company competes primarily with Perkin-Elmer; the Digilab division of Bio-Rad Laboratories, Inc.; Bruker Instruments, Inc.; and Bomem Inc. The Company entered the market for UV/Vis instruments with its acquisition of Unicam in 1996. The primary competitors in this market are Perkin-Elmer, Shimadzu, and Hewlett-Packard Co.

        (xii)  Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii)  Number of Employees

        As of December 28, 1996, the Company employed approximately 2,065 people.

    (d) Financial Information About Exports by Domestic Operations and About Foreign Operations

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 10 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

    (e)  Executive Officers of the Registrant

                                       Present Title (Year First Became
    Name                        Age    Executive Officer)
    ------------------------    ---    ----------------------------------
    Earl R. Lewis               53     President, Chief Executive Officer,
                                         and Director (1995)
    Dr. Robert J. Rosenthal     40     Executive Vice President and
                                         Chief Operating Officer (1995)
    John N. Hatsopoulos         62     Vice President and Chief Financial
                                         Officer (1995)
    Kristine A. Langdon         38     Vice President (1995)
    Paul F. Kelleher            54     Chief Accounting Officer (1995)

                                        8PAGE

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal. Mr. Lewis, Dr. Rosenthal, and Ms. Langdon have held their respective positions in the Company since its inception in August 1995. Mr. Lewis is also a Vice President of Thermo Electron and Executive Vice President and Chief Operating Officer of Thermo Instrument. Mr. Lewis served as President of Thermo Jarrell Ash until December 1995. Mr. Rosenthal has been President of Nicolet since 1993. Ms. Langdon has served as Chief Executive Officer and President of Thermo Vision since its inception in January 1995. Ms. Langdon served as Director of Business Development of Thermo Jarrell Ash from April 1994 until January 1995. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.


    Item 2.  Properties

        The Company owns approximately 600,000 square feet of office and manufacturing space in Wisconsin, Colorado, England, and Switzerland, and leases an additional 600,000 square feet of office and manufacturing space under leases expiring from 1997 through 2013, principally in Massachusetts, Connecticut, and England. The Company believes that its facilities are in good condition and are suitable and adequate to meet current needs.


    Item 3.  Legal Proceedings

        Not applicable.


    Item 4.  Submission of Matters to a Vote of Security Holders

        Not applicable.



                                        9PAGE

                                     PART II

    Item 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters

        Information concerning the market and market price for the Registrant's common stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 6.  Selected Financial Data

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 8.  Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of December 28, 1996, and Supplementary Data are included in the Registrant's 1996 Annual Report to Shareholders and are incorporated herein by reference.


    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.



                                       10PAGE

                                    PART III

    Item 10.  Directors and Executive Officers of the Registrant

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 11.  Executive Compensation

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 13.  Certain Relationships and Related Transactions

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

                                       11PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
             8-K

    (a,d)     Financial Statements and Schedules

              (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

              (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

              (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

             List of Financial Statements and Schedules Referenced in this
             Item 14

             Information incorporated by reference from Exhibit 13 filed herewith:

                  Consolidated Statement of Income
                  Consolidated Balance Sheet
                  Consolidated Statement of Cash Flows
                  Consolidated Statement of Shareholders' Investment Notes to Consolidated Financial Statements
                  Report of Independent Public Accountants

             Financial Statement Schedules filed herewith:

                  Schedule II: Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.


      (b)     Reports on Form 8-K

             None.


      (c)     Exhibits

              See Exhibit Index on the page immediately preceding exhibits.

                                       12PAGE

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 17, 1997            THERMO OPTEK CORPORATION


                                    By: Earl R. Lewis
                                        -------------------------
                                        Earl R. Lewis
                                        President and
                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of March 17, 1997.

    Signature                          Title
    ---------                          -----

    By: Earl R. Lewis                  President, Chief Executive Officer,
        -----------------------
        Earl R. Lewis                    and Director

    By: John N. Hatsopoulos            Vice President and Chief Financial
        -----------------------
        John N. Hatsopoulos              Officer

    By: Paul F. Kelleher               Chief Accounting Officer
        -----------------------
        Paul F. Kelleher

    By: George N. Hatsopoulos          Director
        -----------------------
        George N. Hatsopoulos

    By: Stephen R. Levy                Director
        -----------------------
        Stephen R. Levy

    By: Robert A. McCabe               Director
        -----------------------
        Robert A. McCabe

    By: Arvin H. Smith                 Chairman of the Board and Director
        -----------------------
        Arvin H. Smith
                                       13PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------


    To the Shareholders and Board of Directors of Thermo Optek Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Optek Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 12 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            Arthur Andersen LLP



    Boston, Massachusetts
    February 11, 1997










                                       14PAGE

SCHEDULE II



                            THERMO OPTEK CORPORATION

                        Valuation and Qualifying Accounts
                                 (In thousands)


                    Balance at  Provision           Accounts            Balance
                     Beginning Charged to  Accounts  Written             at End
                       of Year    Expense Recovered      Off Other (a)     Year
                    ---------- ---------- --------- -------- --------- --------
Year Ended
  December 28, 1996

    Allowance for
      Doubtful
        Accounts        $5,669     $  907    $  (30) $(2,687)  $  577    $4,436

Year Ended
  December 30, 1995

    Allowance for
      Doubtful
        Accounts        $2,783     $  378    $   32  $  (788)  $3,264    $5,669

Year Ended
  December 31, 1994

    Allowance for
      Doubtful
        Accounts        $2,649     $  521    $   69  $  (373)  $  (83)   $2,783


(a) Includes allowance of businesses acquired during the year as described in
    Note 2 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders and the effect of foreign currency translation.




                                       15PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

       2.1 Stock Purchase Agreement dated as of November 4, 1996, among Thermo Instrument Systems Inc., SID Instruments Inc., and ATI Acquisition Corp. (filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 [File No. 1-11757] and incorporated herein by reference).

       2.2 Stock Purchase Agreement dated as of November 4, 1996, between Thermo Instrument and the Company (filed as Exhibit
                 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 [File No. 1-11757] and incorporated herein by reference).

       3.1 Certificate of Incorporation, as amended, of the Company (filed as Exhibit 3.l to the Company's Registration Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

       3.2 By-laws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

      10.1 Corporate Services Agreement dated as of August 18, 1995, between Thermo Electron Corporation and the Company (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

      10.2 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (filed as Exhibit 10.1 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

      10.3 Tax Allocation Agreement dated as of August 18, 1995, between Thermo Electron and the Company (filed as Exhibit
                 10.3 to the Company's Registration Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

      10.4 Amended and Restated Master Repurchase Agreement dated as of December 28, 1996, between Thermo Electron and the Company.

      10.5 Master Guarantee Reimbursement Agreement dated as of August 18, 1995, between Thermo Electron, Thermo Instrument, and the Company (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

                                       16PAGE

                                  EXHIBIT INDEX
    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      10.6 Master Guarantee Reimbursement Agreement dated as of August 18, 1995, between Thermo Instrument and the Company (filed as Exhibit 10.5A to the Company's Registration Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

      10.7 Equity Incentive Plan of the Company (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

                 In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermo Instrument for services rendered to the Registrant or such affiliated corporations. Thermo Electron's plans were filed as Exhibits 10.21 through 10.44 to the Annual Report on Form 10-K of Thermo Electron for the fiscal year ended December 30, 1995 [File No. 1-8002] and as Exhibit 10.19 to the Annual Report on Form 10-K of Trex Medical Corporation for the fiscal year ended September 28, 1996 [File No. 1-11827], and Thermo Instrument's plans were filed as Exhibits 10.18 through
                 10.27 to the Annual Report on Form 10-K of Thermo Instrument for the fiscal year ended December 28, 1996 [File No. 1-9786], and are incorporated herein by reference.

      10.8 Deferred Compensation Plan for Directors of the Company (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

      10.9       Directors Stock Option Plan of the Company (filed as
                 Exhibit 10.8 to the Company's Registration Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

      10.10 Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

      10.11 Fiscal Agency Agreement dated as of October 12, 1995, between the Company and The Chase Manhattan Bank (formerly Chemical Bank) (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

      10.12 Stock Purchase Agreement dated as of April 11, 1996, between the Company and Thermo Instrument (filed as Exhibit
                 10.11 to the Company's Registration Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

                                       17PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      10.13 Asset Transfer Agreement dated as of December 31, 1995, by and among the Company, Nicolet Instrument Corporation, and Thermo Instrument (filed as Exhibit 10.12 to the Company's Registration Statement on form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

      10.14 Indemnification Agreement dated as of November 4, 1996, between Thermo Instrument and the Company (filed as Exhibit
                 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 [File No. 1-11757] and incorporated herein by reference).

      10.15      Restated Stock Holdings Assistance Plan and Form of
                 Promissory Note.

     11          Statement re: Computation of Earnings per Share.

     13          Annual Report to Shareholders for the year ended
                 December 28, 1996 (only those portions incorporated herein by reference).

     21          Subsidiaries of the Registrant.

     23          Consent of Arthur Andersen LLP.

     27          Financial Data Schedule.