Form 10-K/A
THERMO OPTEK CORP
filed 1997-04-25
CIK 1012368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                 __________________________________________

                        AMENDMENT NO. 1 ON FORM 10-K/A
                                 TO FORM 10-K

       (mark one)   X      Annual Report Pursuant to Section 13 or
                  -----
                           15(d) of the Securities Exchange Act of 1934

                           Transition Report Pursuant to Section 13 or
                  -----
                           15(d) of the Securities Exchange Act of 1934

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
            Title of each class                  on which registered
            -------------------                -------------------------

            Common Stock, $.01 par value       American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least
       the past 90 days. Yes [ X ]  No [   ]

       Indicate by check mark if disclosure of delinquent filers
       pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements
       incorporated by reference into Part III of this Form 10-K or any
       amendment to this Form 10-K. [    ]

       The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was
PAGE
       approximately $38,563,000.

       As of January 24, 1997, the Registrant had 48,450,000 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996, are incorporated by reference into Parts I and II.



            Part III, Item 10.       Directors and Executive Officers of
                                     the Registrant.

            Part III, Item 11.       Executive Compensation.

            Part III, Item 12.       Security Ownership of Certain
                                     Beneficial Owners and
                                               Management.

            Part III, Item 13.       Certain Relationships and
                                          Transactions.


            The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.

                                     THERMO OPTEK CORPORATION


                                     By: /s/ Sandra L. Lambert
                                         -------------------------------

                                          Sandra L. Lambert
                                          Secretary

                                 ATTACHMENT A
                                   DIRECTORS

            Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years,
PAGE
       the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent corporation, Thermo Instrument Systems Inc. ("Thermo Instrument"), a manufacturer of analytical, environmental monitoring and process control instrumentation, and Thermo Instrument's parent corporation, Thermo Electron, a diversified high technology company, Corporation ("Thermo Electron"), is reported under the caption "Stock Ownership."

       George N.           Dr. Hatsopoulos, 70, has been chairman of
       Hatsopoulos         the board and a director of the Corporation
                           since its inception in August 1995. He has served as chairman and chief executive officer of Thermo Electron since he founded that company in 1956 and as its president from 1956 to January 1997. Dr. Hatsopoulos is also a director of Photoelectron Corporation
                           Thermedics Inc., Thermo Ecotek Corporation,
                           Thermo Electron, Thermo Fibertek Inc., Thermo
                           Instrument, ThermoQuest Corporation and
                           ThermoTrex Corporation. Dr. Hatsopoulos is the brother of John N. Hatsopoulos, the chief financial officer and a vice president of the Corporation.

       Stephen R. Levy     Mr. Levy, 56, has been a director of the
                           Corporation since November 1995.  Since
                           November 1995, Mr. Levy has been president of The Apogee Group, Inc., a company that he founded that provides consulting services in high technology. Mr. Levy served as chairman of the board and chief executive officer of BBN Corporation, a high technology company, from 1983 to 1994 and was president and chief executive officer of BBN Corporation from 1976 to 1983. He retired from BBN Corporation in
                           1995 and is currently its chairman
                           emeritus.  He is also a director of BBN
                           Corporation and OneWave, Inc.
PAGE

       Earl R. Lewis       Mr. Lewis, 53, has been chief executive
                           officer and a director of the Corporation
                           since its inception in August 1995.  He
                           also served as the corporation's president
                           from August 1995 to April 1997.   Mr. Lewis
                           has been president and chief operating
                           officer of Thermo Instrument since March
                           1997 and January 1996, respectively, was executive vice president of Thermo
                           Instrument from January 1996 to March 1997, was a senior vice president of Thermo
                           Instrument from January 1994 to January
                           1996, and was a vice president of Thermo
                           Instrument from March 1992 to January 1994.
                           Mr. Lewis is a director of Thermo BioAnalysis
                           Corporation, ThermoQuest Corporation,
                           ThermoSpectra Corporation and Trex Medical
                           Corporation.

       Robert A. McCabe    Mr. McCabe, 62, has been a director of the
                           Corporation since March 1996.  He has
                           served as president of Pilot Capital
                           Corporation, which is engaged in private
                           investments and provides acquisition
                           services, since 1987.  Prior to that time,
                           Mr. McCabe was a managing director of
                           Lehman Brothers Inc., an investment banking
                           firm.  Mr. McCabe is also a director of
                           Borg-Warner Security Corporation, Church &
                           Dwight Company and Thermo Electron.
       Arvin H. Smith      Mr. Smith, 67, has been a director of the
                           Corporation since its inception in August
                           1995. Mr. Smith has been the chairman of the board and chief executive officer of Thermo Instrument since March 1997 and
                           1986, respectively, and was president of Thermo Instrument from 1986 to March 1997.
                           Mr. Smith also has been an executive vice president of Thermo Electron since 1991 and a senior vice president of Thermo Electron from 1986 to 1991. Mr. Smith is also a director of Thermo BioAnalysis Corporation,
                           Thermo Instrument, Thermo Power
                           Corporation, ThermoQuest Corporation and
                           ThermoSpectra Corporation.


       Committees of the Board of Directors and Meetings

            The Board of Directors has established an Audit Committee

                                        2
PAGE
       and a Human Resources Committee, each consisting solely of outside directors. The present members of the Audit Committee are Mr. Levy (Chairman) and Mr. McCabe. The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Mr. Levy and Mr. McCabe (Chairman). The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of Directors met eight times, the Audit Committee met twice and the Human Resources Committee met six times during fiscal 1996. Each director attended at least 75% of all meetings of the Board of Directors and committees on which he served held during fiscal 1996.

       Compensation of Directors

       Cash Compensation

            Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors") receive an annual retainer of $4,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Payment of directors' fees is made quarterly. Dr. Hatsopoulos, Mr. Lewis and Mr. Smith are all employees of Thermo Electron or its subsidiaries and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

       Deferred Compensation Plan

            Under the Deferred Compensation Plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of Thermo Instrument or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of directors or any exchange offer or
                                        3
PAGE
       tender offer for the Common Stock or the common stock of Thermo Instrument or Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 75,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of March 1, 1997, deferred units equal to
       556.47 shares of Common Stock were accumulated under the Deferred Compensation Plan.

       Directors Stock Option Plan

            The Corporation's directors stock option plan (the "Directors Plan") provides for the grant of stock options to purchase shares of common stock of the Corporation to outside directors as additional compensation for their service as directors. The Directors Plan provides for the grant of stock options upon a director's initial appointment and, beginning in 2000, awards options to purchase 1,000 shares annually to outside directors. A total of 225,000 shares of Common Stock have been reserved for issuance under the Directors Plan.

            Under the Directors Plan, each eligible director was granted an option to purchase 45,000 shares upon the effective date of the Corporation's initial public offering. In addition, each new outside director who joined the Board of Directors during 1996 was granted an option to purchase 45,000 shares of Common Stock. The size of awards to new directors appointed to the Board of Directors after 1996 is reduced by 11,250 shares in each subsequent year. Outside directors who join the Board of Directors after 1999 would not receive an option grant upon their appointment or election to the Board of Directors, but would be eligible to participate in the annual option awards described below. Options evidencing initial grants to directors are exercisable six months after the date of grant. The shares acquired upon exercise are subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the director ceases to serve as a director of the Corporation or any other Thermo Electron company. The restrictions and repurchase rights lapse or are deemed to have lapsed in equal annual installments of 11,250 shares per year, starting with the first anniversary of the grant date, provided the director has continuously served as a director of the Corporation or any other Thermo Electron company since the grant date. These options expire on the fifth anniversary of the grant date, unless the director dies or otherwise ceases to serve as a director of the Corporation or another Thermo Electron company prior to that date.

            Outside directors will also receive an annual grant of
       options to purchase 1,000 shares of Common Stock, commencing with
                                        4
PAGE
       the Annual Meeting of the Stockholders to be held in 2000. The annual grant will be made at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation to each outside director then holding office. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options would be subject to repurchase by the Corporation at the exercise price if the recipient ceased to serve as a director of the Corporation or another Thermo Electron company prior to the first anniversary of the grant date.

            The exercise price for options granted under the Directors Plan is the average of the closing prices of the common stock as reported on the American Stock Exchange (or other principal market on which the common stock is then traded) for the five trading days preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of March 1, 1997, options to purchase 135,000 shares of Common Stock were available for future grant under the Directors Plan.

       Stock Ownership Policies for Directors

            During 1996, the Human Resources Committee of the Board of Directors (the "Committee") established a stock holding policy
       for directors.   The stock holding policy requires each director
       to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the 1998 Annual Meeting of Stockholders. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in 1996.

            In addition, the Committee adopted a policy requiring directors to hold a certain number of shares of the Corporation's Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers.

       STOCK OWNERSHIP

            The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Instrument, the Corporation's parent company, and of Thermo Electron, Thermo Instrument's parent company, as of March 1, 1997, with respect to
       (i) each person who was known by the Corporation to own
                                        5
PAGE
       beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all directors and current executive officers as a group.

            While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Instrument or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of common stock owned by Thermo Instrument.







                                                      Thermo       Thermo
                                         Thermo Optek Instrument   Electron
        Name (1)                         Corporation  Systems Inc. Corporation
                                         (2)          (3)          (4)


        Thermo Instrument Systems Inc.   45,000,000   N/A          N/A

        George N. Hatsopoulos            110,000      143,314      3,512,279

        Kristine A. Langdon              75,500       7,417        16,452

        Stephen R. Levy                  47,556       0            0

        Earl R. Lewis                    254,000      128,233      124,184

        Robert A. McCabe                 48,000       53,504       47,515

        Robert  J. Rosenthal             113,500      61,441       31,350

        Arvin H. Smith                   98,000       431,667      513,038

        All directors and current
        executive officers as a group
        (9 persons)                     872,556       925,472    4,916,584




       (1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children and all share ownership includes sole voting and investment power.

       (2) Shares of the Common Stock beneficially owned by Dr. Hatsopoulos, Ms. Langdon, Mr. Levy, Mr. Lewis, Mr. McCabe, Dr. Rosenthal, Mr. Smith and all directors and executive officers as a group include 90,000, 75,000, 45,000, 225,000, 45,000, 112,500,
       90,000 and 778,500 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares of the Common Stock beneficially owned by Ms. Langdon include a total of 500 shares held by her as custodian for two minor children. Shares of the Common Stock beneficially owned by Mr. Lewis include 2,500 shares owned by his spouse and a total of 2,000 shares owned by two sons. No director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of March 1, 1997; all directors and executive officers as a group beneficially owned 1.8% of the Common Stock outstanding as of such date.

       (3) Shares of the common stock of Thermo Instrument beneficially owned by Dr. Hatsopoulos, Ms. Langdon, Mr. Lewis, Mr. McCabe, Dr. Rosenthal, Mr. Smith and all directors and executive officers as a group include 93,750, 7,124, 112,500, 10,995, 60,890, 234,375 and 600,529 shares, respectively, that such person or group had the right to acquire within 60 days after March 1, 1997, through the exercise of stock options. Shares of the common stock of Thermo Instrument beneficially owned by Dr. Hatsopoulos, Mr. Smith and all directors and executive officers as a group include 529, 530 and 1,984 shares, respectively, allocated through March 1, 1997, to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, are executive officers of Thermo Electron (the "ESOP"). Shares beneficially owned by Dr. Hatsopoulos include 21,368 shares held by his spouse and 50 shares allocated to the account of his spouse maintained pursuant to the ESOP. Shares beneficially
                                        6
PAGE
       owned by Mr. Lewis include 2,390 shares held by Mr. Lewis' spouse. The directors and executive officers of the Corporation did not individually or as a group beneficially own more than 1% of the common stock of Thermo Instrument outstanding as of March 1, 1997.

       (4) The shares of the common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock distributed in June 1996 in the form of a 50% stock dividend. Shares of the common stock of Thermo Electron beneficially owned by Dr. Hatsopoulos, Ms. Langdon, Mr. Lewis, Mr. McCabe, Dr. Rosenthal, Mr. Smith and all directors and executive officers as a group include 1,499,500, 15,750, 121,536, 9,375, 30,900, 222,411 and
       2,426,731 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares of the common stock of Thermo Electron beneficially owned by Dr. Hatsopoulos, Mr. Smith and all directors and executive officers as a group include 2,164, 1,717 and 7,139 full shares, respectively, allocated to accounts maintained pursuant to the ESOP. Shares of the common stock of Thermo Electron beneficially owned by Mr. McCabe and all directors and executive officers as a group include 34,725 full shares allocated to Mr. McCabe's account under Thermo Electron's deferred compensation plan for directors. Shares of the common stock of Thermo Electron beneficially owned by Dr. Hatsopoulos include 89,601 shares held by Dr. Hatsopoulos' spouse, 168,750 shares held by a QTIP trust of which Dr. Hatsopoulos' spouse is the trustee, 39,937 shares held by a family trust of which Dr. Hatsopoulos' spouse is the trustee, and 153 shares allocated to the account of Dr. Hatsopoulos' spouse maintained pursuant to the ESOP. Shares beneficially owned by Ms. Langdon include 310 shares held by her as custodian for two minor children. No director or executive officer beneficially owned more than 1% of the common stock of Thermo Electron outstanding as of March 1, 1997, except Dr. Hatsopoulos who beneficially owned 2.3% of such stock; all directors and executive officers as a group beneficially owned approximately 3.2% of the Thermo Electron common stock outstanding as of such date.

       (5) As of March 1, 1997, Thermo Instrument beneficially owned 93% of the outstanding Common Stock. Thermo Instrument's address is 1275 Hammerwood Avenue, Sunnyvale, California 94089. As of March 1, 1997, Thermo Instrument had the power to elect all of the members of the Corporation's Board of Directors. Thermo Instrument is a majority owned subsidiary of Thermo Electron, and therefore Thermo Electron may be deemed a beneficial owner of the shares of Common Stock beneficially owned by Thermo Instrument. Thermo Electron disclaims beneficial ownership of these shares.

       Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities Exchange Act of 1934
       requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as
                                        7
PAGE

       Thermo Instrument and its parent company, Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during 1996, except in the following instances. Mr. Stephen R. Levy, a director of the Corporation, filed one Form 4 late reporting one transaction. Thermo Instrument filed three Forms 4 late, reporting a total of three transactions consisting of the lapse and cancellation of options to purchase the Common Stock granted to its employees. Thermo Electron filed six Forms 4 late, reporting a total of 21 transactions, including the three transactions described above for Thermo Instrument, an additional 16 open market purchases of Common Stock, one additional lapse and cancellation without exercise of options granted to its employees to purchase the Common Stock and one grant to employees of options to purchase the Common Stock.

       EXECUTIVE COMPENSATION

       NOTE: All share amounts reported below have, in all cases, been adjusted as applicable to reflect a three-for-two stock split distributed in June 1996 with respect to the common stock of Thermo Electron in the form of a 50% stock dividend.

       Summary Compensation Table

            The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and its two other most highly compensated executive officers for the last two fiscal years. No other executive officer of the Corporation met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules.

            The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate Services Agreement between the Corporation and Thermo Electron. Accordingly, the compensation for these individuals is not reported in the following table.









                                 Summary Compensation Table


                                                        Long Term
                                                        Compensation
                                                        Securities
                                                        Underlying
                                     Annual             Options (No. of
        Name and              Fiscal Compensation       Shares         All Other
        Principal Position    Year   Salary   Bonus     and Company (1)Compensation
                                                                       (2)

        Earl R. Lewis (3)     1996   $72,000  $64,000   225,000  (TOC) $11,550   (4)

         Chief Executive                                2,000    (TFG)
        Officer
                                                        2,000    (TLT)

                                                        2,000    (TSR)

                              1995   $123,250 $76,500     150    (TMO) $6,750

                                                        7,500    (TBA)

                                                        5,000    (TLZ)


        Robert J. Rosenthal   1996   $135,000 $120,000  112,500  (TOC) $4,500
        (5)
                                                           150   (TMO)
        President and
          Chief Operating                               10,000   (TMQ)
        Officer


                              1995   $119,945 $97,000   15,000   (TMO) $4,500

                                                        2,000    (TBA)



        Kristine A. Langdon   1996   $100,000 $40,000   75,000   (TOC) $5,344

          Vice President                                5,000    (TMQ)

                              1995   $ 93,000 $35,000    --            $5,198



       (1) Options granted by the Corporation are designated in the table as "TOC." In addition, the named executive officers have
                                        8
PAGE
       been granted options to purchase common stock of Thermo Electron companies from time to time as part of Thermo Electron's stock option program. Options have been granted to the named executive officers during the last two fiscal years in the following Thermo Electron companies: Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Electron (designated in the table as
       TMO) Thermo Fibergen Inc. (designated in the table as TFG), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as TLT), ThermoQuest Corporation (designated in the table as TMQ) and Thermo Sentron Inc. (designated in the table as TSR).

       (2) Represents the amount of matching contributions made by the individual's employer on behalf of named executive officers participating in the Thermo Electron 401(k) plan or the Nicolet Retirement Savings Plan.

       (3) Mr. Lewis was appointed chief executive officer of the Corporation in August 1995 and vice president of Thermo Electron in September 1996. Mr. Lewis was also appointed chief operating officer of Thermo Instrument effective January 1996, and as such, is responsible for the day-to-day operations of Thermo Instrument. A portion of Mr. Lewis' annual cash compensation (salary and bonus) has been allocated to and paid by Thermo Instrument and Thermo Electron in each of the last two fiscal years for the time he devoted to his responsibilities to these companies. The annual cash compensation (salary and bonus) reported in the table for Mr. Lewis represents the amount paid by the Corporation and all other sources for Mr. Lewis' services as its chief executive officer. For calendar 1996 and 1995, approximately 40% and 85%, respectively, of Mr. Lewis' salary and bonus earned in all capacities throughout the Thermo Electron organization was paid by the Corporation for his services as chief executive officer.

       (4) In addition to the matching contribution referred to in footnote (2), such amount includes $4,800, which represents the amount of compensation attributable to an interest-free loan provided to Mr. Lewis pursuant to the Corporation's stock holding assistance plan. See "Relationship with Affiliates - Stock Holding Assistance Plan."

       (5) Dr. Rosenthal was appointed president of the Corporation in April 1997. He was appointed an executive vice president and chief operating officer of the Corporation in December 1996. Prior to that date, he was a senior vice president of the Corporation.

       Stock Options Granted During Fiscal 1996

            The following table sets forth information concerning
       individual grants of stock options made during fiscal 1996 to the Corporation's chief executive officer and the other named executive officers.  It has not been the Corporation's policy in
                                        9
PAGE
       the past to grant stock appreciation rights, and no such rights were granted during fiscal 1996.










                                   Option Grants in Fiscal 1996





                                                                    Potential Realizable
                                       Percent of                   Value at Assumed
                       Number of       Total                        Annual Rates of Stock
                       Securities      Options      Exercise        Price Appreciation for
                       Underlying      Granted to   Price   Expira- Option Term (2)
                       Options         Employees in Per     tion

        Name           Granted (1)     Fiscal Year  Share   Date    5%          10%

        Earl R. Lewis  225,000 (TOC) 12.1%        $12.00  04/11/08 $2,148,750  $5,773,500
        (3)
                         2,000 (TFG) 0.4%     (4) $10.00  09/12/08 $   15,920     $42,760

                         2,000 (TLT) 0.6%     (4) $10.00  03/11/08 $   15,920     $42,760

                         2,000 (TSR) 0.4%     (4) $14.00  03/11/08 $   22,280     $59,880


        Robert J.      112,500 (TOC) 6.0%         $12.00  04/11/08 $1,074,375  $2,886,750
        Rosenthal
                           150 (TMO) 0.01%    (4) $42.79  05/22/99 $    1,011      $2,124

                        10,000 (TMQ) 0.4%     (4) $13.00  02/08/08 $  103,500    $278,000


        Kristine A.    75,000  (TOC) 4.0%         $12.00  04/11/08 $  716,250  $1,924,500
        Langdon
                        5,000  (TMQ) 0.2%     (4) $13.00  02/08/08 $   51,750  $  139,000



       (1) All of the options granted during the fiscal year are immediately exercisable as of the end of the fiscal year, except options to purchase the common stock of ThermoLyte Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years after the grant date.
       In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

       (2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.

       (3) Mr. Lewis has been granted options to purchase shares of the common stock of Thermo Electron and its subsidiaries other than the Corporation. These options are not reported in the table as they were granted as compensation for service to other Thermo Electron companies in capacities other than Mr. Lewis' capacity as chief executive officer of the Corporation.

                                       10
PAGE

       (4) These options were granted under stock option plans maintained by Thermo Electron companies other than the Corporation and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

       Stock Options Exercised During Fiscal 1996

            The following table reports certain information regarding stock option exercises during fiscal 1996 and outstanding stock options held at the end of fiscal 1996 by the Corporation's chief executive officer and the other named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1996.












        Aggregated Option Exercises In Fiscal 1996
        And Fiscal 1996 Year-End Option Values



                                                        Number of
                                                        Unexercised
                                      Shares            Options at Fiscal     Value of
                                      Acquired          Year-End              Unexercised
                                      on       Value    (Exercisable/         In-the-Money
        Name           Company        Exercise Realized Unexercisable) (1)    Options

        Earl R. Lewis  Thermo Optek   --        --       225,000 /0            $0/--
        (2)

                       Thermo         --      --           2,000 /0      $  1,500/--
                       Fibergen

                       ThermoLyte     --      --               0 /2,000       --/$0(5)
                                                                                         (5)
                       Thermo Sentron --      --           2,000 /0            $0/--

        Robert J.      Thermo Optek   --      --         112,500 /0            $0/--
        Rosenthal
                       Thermo         --      --          30,900 /0(3)   $390,976/--
                       Electron

                       Thermo         --      --           2,000 /0        $6,250/--
                       BioAnalysis

                       Thermo         --      --          60,890 /0    $1,064,971/--
                       Instrument

                       ThermoQuest    --      --          10,000 /0            $0/--

                       ThermoSpectra  --      --           2,500 /0        $4,688/--


        Kristine A.    Therm Optek    --      --          75,000 /0            $0/--
        Langdon (4)

                       ThermoQuest    --      --           5,000 /0            $0/--


                       ThermoSpectra  --      --             400/0           $750/--


       (1) All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of fiscal year-end, except options to purchase the common stock of ThermoLyte Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act and
       (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights generally lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as a part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holder of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

       (2) Mr. Lewis also holds unexercised options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation. These options are not reported here as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as chief executive officer of the Corporation.
                                       11
PAGE

       (3) Options to purchase 15,750 shares of the common stock of Thermo Electron granted to Dr. Rosenthal are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period, commencing with the fifth anniversary of the grant date.

       (4) Ms. Langdon became an employee of the Corporation on April 1, 1994 and was named president of Thermo Vision Corporation, a wholly owned subsidiary of the Corporation, in January 1995. Prior to that date, she had been employed by Thermo Electron, and had been granted options to purchase shares of common stock of Thermo Electron and its subsidiaries other than the Corporation as compensation for her service to Thermo Electron. These options are not reported in the table as they were granted as compensation for service to other Thermo Electron companies and prior to her service to the Corporation.

       (5) No public market for the shares underlying these options existed at fiscal year-end. Accordingly, no value in excess of the exercise price has been attributed to these options.

       RELATIONSHIP WITH AFFILIATES

            Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held subsidiaries, and Thermo Instrument has created the Corporation as a publicly held, majority-owned subsidiary. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and such other majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries.")

            Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate,
                                       12
PAGE
       are able to obtain the most favorable terms from outside parties.

            To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

            The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.
                                       13
PAGE

            As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1.0% of the Corporation's revenues for these services in fiscal 1996. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1996, Thermo Electron assessed the Corporation $3,506,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

            The Corporation has entered into a Tax Allocation Agreement with Thermo Electron which outlines the terms under which the Corporation will be included in Thermo Electron's consolidated Federal and state income tax returns. Under current law, the Corporation will be included in such tax returns so long as Thermo Electron owns at least 80% of the outstanding common stock of Thermo Instrument and Thermo Instrument owns at least 80% of the outstanding Common Stock of the Corporation. In years in which the Corporation has taxable income, it will pay to Thermo Electron amounts comparable to the taxes the Corporation would have paid if it had filed its own separate company tax returns. If Thermo Instrument's equity ownership of the Corporation were to drop below 80%, the Company would file its own tax returns.

            In October 1995, Thermo Electron purchased $10,000,000 principal amount of the Corporation's 5% Convertible Subordinated Debentures due 2000, at par and on terms identical to those offered to unaffiliated investors.

            From time to time, the Corporation may transact business with other companies in the Thermo Group. During fiscal 1996, these transactions included the following.

                                       14
PAGE

            The Corporation leases office and manufacturing space to ThermoSpectra Corporation ("ThermoSpectra"), a majority-owned subsidiary of Thermo Instrument, and Nicolet Biomedical Inc. ("Nicolet Biomedical"), a wholly owned subsidiary of Thermo Electron, pursuant to an arrangement whereby the Corporation charges ThermoSpectra and Nicolet Biomedical their allocated share of the occupancy expenses of the Corporation's principal Wisconsin facility, based on the space ThermoSpectra and Nicolet Biomedical utilize. The Corporation recorded operating lease income of $913,000 in 1996 from these affiliates. These leases are effective until December 31, 1998, but may be terminated by ThermoSpectra and Nicolet Biomedical upon 30 days' prior notice to the Corporation.

            The Corporation purchases and sells products in the ordinary course of business with other subsidiaries of Thermo Electron.
       In 1996, the Corporation sold a total of $28,155,000 of products to Thermo Electron subsidiaries and purchased a total of $8,748,000 of products from such companies.

            During 1996, the Corporation acquired various businesses from Thermo Instrument. In April 1996, the Corporation acquired the Mattson Instruments and Unicam Divisions of Analytical Technology, Inc. for $36,558,000 in cash. In November 1996, the Corporation acquired Applied Research Laboratories S.A., V.G. Elemental and four related sales offices for an aggregate of $55,196,000 in cash and the assumption of $16,593,000 in debt. The purchase price paid by the Corporation is subject to a post-closing adjustment to be negotiated with the former owner of these businesses.

            The Corporation's cash equivalents are invested in a repurchase agreement with Thermo Electron, pursuant to which the Corporation in effect lends cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, United States government agency securities, money market funds, commercial paper, and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement will be readily convertible into cash by the Corporation and have an original maturity of three months or less. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

            Stock Holding Assistance Plan

            During 1996, the Human Resources Committee
       of the Corporation's Board of Directors (the "Committee") established a stock holding policy for executive officers of the Corporation.  The stock
       holding policy specifies an appropriate level of ownership of the Corporation's Common Stock as a multiple of the officer's compensation. For the chief executive officer, the multiple is one times his base salary and reference bonus for the calendar year. For all other officers, the multiple is one times the
                                       15
PAGE
       officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period.

            In order to assist officers in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Corporation is authorized to make interest-free loans to officers to enable them to purchase shares of the Common Stock in the open market. The loans are required to be repaid upon the earlier of demand or the fifth anniversary of the date of the loan, unless otherwise authorized by the Committee. During 1996, Mr. Lewis received a loan in the principal amount of $194,029.50 under this plan to purchase 15,000 shares of the Common Stock.