Form 10-Q
period 1997-03-29
THERMO OPTEK CORP
filed 1997-05-06
CIK 1012368

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended March 29, 1997.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                   Outstanding at April 25, 1997
        ----------------------------       -----------------------------
        Common Stock, $.01 par value                  48,450,000
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                            THERMO OPTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     March 29, December 28,
    (In thousands)                                        1997         1996
    -----------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $ 61,500     $ 63,641
      Accounts receivable, less allowances of
        $4,526 and $4,436                               81,901       79,568
      Inventories:
        Raw materials and supplies                      29,907       27,865
        Work in process                                 11,673       10,353
        Finished goods                                  21,900       24,466
      Prepaid expenses                                   7,467        5,961
      Prepaid income taxes                              15,223       15,254
      Due from affiliated companies                      1,376       11,919
                                                      --------     --------
                                                       230,947      239,027
                                                      --------     --------

    Property, Plant, and Equipment, at Cost             75,306       75,607
      Less: Accumulated depreciation and
            amortization                                23,236       22,021
                                                      --------     --------
                                                        52,070       53,586
                                                      --------     --------
    Patents and Other Assets                             9,825       10,232
                                                      --------     --------
    Cost in Excess of Net Assets of Acquired
      Companies                                        199,979      195,513
                                                      --------     --------
                                                      $492,821     $498,358
                                                      ========     ========



                                        2PAGE

                            THERMO OPTEK CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                    March 29,   December 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations                        $ 20,116       $ 27,736
      Accounts payable                                 21,606         23,101
      Accrued payroll and employee benefits            11,038         11,494
      Accrued commissions                               5,965          6,377
      Accrued installation and warranty expenses       12,828         11,953
      Accrued income taxes                             10,929         12,425
      Deferred revenue                                 19,362         14,568
      Other accrued expenses (Note 2)                  26,423         27,484
                                                     --------       --------
                                                      128,267        135,138
                                                     --------       --------
    Deferred Income Taxes                              13,741         13,865
                                                     --------       --------
    Other Deferred Items                                3,323          3,413
                                                     --------       --------
    Long-term Obligations:
      5% Subordinated convertible debentures           96,250         96,250
      Other                                               495            528
                                                     --------       --------
                                                       96,745         96,778
                                                     --------       --------
    Shareholders' Investment:
      Common stock, $.01 par value, 100,000,000
        shares authorized; 48,450,000 shares
        issued and outstanding                            485            485
      Capital in excess of par value                  222,123        222,123
      Retained earnings                                35,412         28,663
      Cumulative translation adjustment                (7,275)        (2,107)
                                                     --------       --------
                                                      250,745        249,164
                                                     --------       --------
                                                     $492,821       $498,358
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                            THERMO OPTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                    ------------------------
                                                    March 29,      March 30,
    (In thousands except per share amounts)              1997           1996
    ------------------------------------------------------------------------
    Revenues                                         $ 88,754       $ 69,668
                                                     --------       --------

    Costs and Operating Expenses:
      Cost of revenues                                 46,483         35,760
      Selling, general, and administrative
        expenses                                       24,406         21,326
      Research and development expenses                 5,433          4,934
                                                     --------       --------
                                                       76,322         62,020
                                                     --------       --------

    Operating Income                                   12,432          7,648

    Interest Income                                       888          1,541
    Interest Expense                                   (1,683)        (1,591)
                                                     --------       --------
    Income Before Provision for Income Taxes           11,637          7,598
    Provision for Income Taxes                          4,888          3,302
                                                     --------       --------
    Net Income                                       $  6,749       $  4,296
                                                     ========       ========
    Earnings per Share                               $    .14       $    .10
                                                     ========       ========
    Weighted Average Shares                            48,450         45,157
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                            THERMO OPTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                      Three Months Ended
                                                   -------------------------
                                                  March 29,        March 30,
    (In thousands)                                     1997             1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                   $  6,749         $  4,296
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization               3,191            2,239
          Provision for losses on accounts
            receivable                                   77              642
          Other noncash expenses                        415              501
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                    (3,579)           2,128
              Inventories                            (5,547)          (1,388)
              Other current assets                    7,629              334
              Accounts payable                       (1,470)          (4,182)
              Other current liabilities               2,563            6,171
          Other                                          89              110
                                                   --------         --------
    Net cash provided by operating activities        10,117           10,851
                                                   --------         --------
    Investing Activities:
      Acquisitions, net of cash acquired             (2,571)         (15,477)
      Purchases of property, plant, and equipment    (1,828)          (1,595)
      Other                                              94               91
                                                   --------         --------
    Net cash used in investing activities            (4,305)         (16,981)
                                                   --------         --------
    Financing Activities:
      Decrease in short-term obligations, net        (7,452)            (693)
      Repayment of long-term obligations               (115)             (90)
                                                   --------         --------
    Net cash used in financing activities            (7,567)            (783)
                                                   --------         --------
    Exchange Rate Effect on Cash                       (386)            (188)
                                                   --------         --------
    Decrease in Cash and Cash Equivalents            (2,141)          (7,101)
    Cash and Cash Equivalents at Beginning
      of Period                                      63,641          116,890
                                                   --------         --------
    Cash and Cash Equivalents at End of Period     $ 61,500         $109,789
                                                   ========         ========


                                        5PAGE

                            THERMO OPTEK CORPORATION

                                  (Unaudited)


                                                      Three Months Ended
                                                   -------------------------
                                                  March 29,        March 30,
    (In thousands)                                     1997             1996
    ------------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired companies   $  6,067         $133,312
      Cash paid for acquired companies               (3,017)         (16,869)
      Amount due to parent company for
        acquisitions                                      -          (55,196)
                                                   --------         --------
        Liabilities assumed of acquired companies  $  3,050         $ 61,247
                                                   ========         ========


    The accompanying notes are an integral part of these consolidated financial statements.










                                        6PAGE

                            THERMO OPTEK CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Optek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 1997, the results of operations for the three-month periods ended March 29, 1997, and March 30, 1996, and the cash flows for the three-month periods ended March 29, 1997, and March 30, 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    2.  Restructuring Activities

        In connection with the acquisitions of A.R.L. Applied Research Laboratories S.A. (ARL) and VG Elemental, effective March 1996, and the Mattson Instruments and Unicam divisions of ATI, effective December 1995, the Company had undertaken a restructuring of the acquired businesses. During 1997, the Company expended $681,000 at its Mattson and Unicam subsidiaries and $1,654,000 at its ARL and VG Elemental subsidiaries for restructuring costs. These expenditures consisted primarily of severance and abandoned facility payments. The Company finalized its restructuring plans for Mattson and Unicam in 1996 and for ARL and VG Elemental in 1997. In connection with finalizing its restructuring plan for ARL and VG Elemental, the Company recorded an additional $1,396,000 of acquisition reserves in 1997, primarily for severance, termination fees to former distribution agents, and abandonment of excess facilities. This amount was recorded as an increase in cost in excess of net assets of acquired companies. The remaining reserve balance of $5,267,000 for all of these acquired businesses is for ongoing severance and abandoned facility payments. As of March 29, 1997, the Company had accrued a total of $6,787,000 for restructuring costs for all of its acquisitions, including those discussed above. These reserves are included in other accrued expenses in the accompanying balance sheet.

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

                                        7PAGE

                            THERMO OPTEK CORPORATION

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

    Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    Overview

        Prior to 1996, the Company's principal operating units included Thermo Jarrell Ash Corporation (TJA), a manufacturer and distributor of atomic absorption (AA) and atomic emission (AE) spectrometry products based in Franklin, Massachusetts, and Nicolet Instrument Corporation (Nicolet), a manufacturer and distributor of Fourier Transform Infrared (FT-IR) and FT-Raman spectrometry products based in Madison, Wisconsin. During 1996, the Company acquired five additional companies, summarized below, significantly increasing its operations.

        The Company's strategy is to supplement its internal growth with the acquisition of businesses and technologies that complement and augment its existing product lines. Effective December 1, 1995, the Company acquired Mattson Instruments, a manufacturer of FT-IR spectroscopy instruments, and Unicam, a manufacturer of AA and ultraviolet/visible spectroscopy instruments, from Thermo Instrument Systems Inc., the majority owner of the Company. In February 1996, the Company acquired Oriel Corporation, a manufacturer and distributor of electro-optical instruments and components, and Corion Corporation, a manufacturer of commercial optical filters. Effective March 29, 1996, the Company acquired A.R.L. Applied Research Laboratories S.A., a manufacturer of wavelength-dispersive X-ray fluorescence instruments and arc/spark atomic emission spectrometers, and VG Elemental, a manufacturer of inductively coupled plasma/mass spectrometers, from Thermo Instrument.

        Through its Thermo Vision Corporation subsidiary, the Company addresses the photonics marketplace for optical components, imaging systems, analytical instruments, and lasers. Thermo Vision is pursuing applications of the Company's technologies for cost-effective, application-specific instruments and for optical components, systems, and subassemblies for analytical instrumentation and other applications. In September 1996, the Company announced its intent to spin out Thermo Vision through a distribution of 100 percent of its outstanding capital stock in the form of a dividend to the Company's shareholders. The Company anticipates completing the spinout in 1997. The Company is seeking a Letter Ruling from the Internal Revenue Service stating that this proposed spinout would have no current tax effect on the Company or its shareholders. The Company would distribute the shares upon receipt of the Letter Ruling and satisfaction of other conditions, including the listing of the Thermo Vision shares on the American Stock Exchange.

                                        8PAGE

                            THERMO OPTEK CORPORATION

    Thermo Vision, which includes Oriel and Corion, had revenues of $30.5 million in 1996.

        The Company sells its products on a worldwide basis. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

    Results of Operations

    First Quarter 1997 Compared With First Quarter 1996

        Revenues increased 27% to $88.8 million in the first quarter of 1997 from $69.7 million in the first quarter of 1996 due to the acquisitions of ARL and VG Elemental, effective March 29, 1996, and Oriel and Corion in February 1996. Acquisitions added revenues of $25.5 million in 1997. This increase was offset in part by the inclusion in 1996 of several large non-recurring sales to the Chinese and Japanese governments and the elimination of certain unprofitable Unicam product lines. In addition, revenues decreased $1.4 million due to the unfavorable effects of currency translation as a result of the strengthening in value of the U.S. dollar relative to currencies in foreign countries in which the Company operates.

        The gross profit margin decreased to 48% in the first quarter of 1997 from 49% in the first quarter of 1996, primarily due to the inclusion of lower-margin revenues from ARL and VG Elemental.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 27% in the first quarter of 1997 from 31% in the first quarter of 1996, primarily due to efforts to reduce selling and administrative costs at Mattson and Unicam and the integration of ARL and VG Elemental products into the Company's existing North American and European distribution channels.

        Research and development expenses as a percentage of revenues decreased to 6% in the first quarter of 1997 from 7% in the first quarter of 1996 primarily due to the completion of certain research projects at TJA and Unicam.

        Interest income decreased to $0.9 million in the first quarter of 1997 from $1.5 million in the first quarter of 1996 due to lower invested cash balances as a result of cash used to fund acquisitions. Interest expense was $1.7 million in 1997, compared with $1.6 million in 1996, and primarily represents interest on the Company's 5% subordinated convertible debentures.

        The effective tax rate was 42% in the first quarter of 1997, compared with 43% in the first quarter of 1996. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of

                                        9PAGE

                            THERMO OPTEK CORPORATION
    state income taxes, the nondeductible amortization of cost in excess of net assets of acquired companies, and the inability to provide a tax benefit on foreign losses, offset in part by the tax benefit associated with a foreign sales corporation.

    Liquidity and Capital Resources

        Consolidated working capital was $102.7 million at March 29, 1997, compared with $103.9 million at December 28, 1996. Included in working capital are cash and cash equivalents of $61.5 million at March 29, 1997, compared with $63.6 million at December 28, 1996. Cash provided by operating activities was $10.1 million for the first three months of 1997. During this period, the Company used $5.5 million of cash to fund an increase in inventories, primarily to support the distribution of ARL and VG Elemental products through certain of the Company's existing distribution channels. This change in distribution channels also contributed to a reduction in amounts due from affiliated companies of $7.6 million and an increase in accounts receivable of $3.6 million.

        The Company's investing activities used $4.3 million of cash in the first three months of 1997. During this period, the Company used $2.6 million of cash for acquisitions, net of cash acquired. The Company expended $1.8 million for the purchase of property, plant, and equipment and plans to expend an additional $4.0 million for such purchases in the remainder of 1997.

        The Company used $7.6 million of cash in the first three months of 1997 for the repayment of short- and long-term borrowings.

        Although the Company expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for any acquisition of complementary businesses. The Company expects that it will finance any such acquisitions through a combination of internal funds, additional debt or equity financing from capital markets, or short-term borrowings from Thermo Instrument or Thermo Electron Corporation, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

                                       10PAGE

                            THERMO OPTEK CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of May 1997.

                                           THERMO OPTEK CORPORATION



                                           Paul F. Kelleher
                                           --------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           --------------------
                                           John N. Hatsopoulos
                                           Vice President and Chief
                                             Financial Officer












                                       11PAGE

                            THERMO OPTEK CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.