Form 10-Q
period 1997-06-28
THERMO OPTEK CORP
filed 1997-08-06
CIK 1012368

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended June 28, 1997.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                   Outstanding at July 25, 1997
        ----------------------------       ----------------------------
        Common Stock, $.01 par value                48,450,638
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                            THERMO OPTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      June 28, December 28,
    (In thousands)                                        1997         1996
    -----------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $ 81,771     $ 66,292
      Accounts receivable, less allowances of
        $5,793 and $4,997                               95,062       88,559
      Inventories:
        Raw materials and supplies                      39,955       34,381
        Work in process                                 15,194       13,557
        Finished goods                                  27,534       26,354
      Prepaid expenses                                   6,909        6,371
      Prepaid income taxes                              15,238       15,254
                                                      --------     --------
                                                       281,663      250,768
                                                      --------     --------

    Property, Plant, and Equipment, at Cost             90,161       83,296
      Less: Accumulated depreciation and
            amortization                                27,267       23,271
                                                      --------     --------
                                                        62,894       60,025
                                                      --------     --------
    Patents and Other Assets                             9,412       10,232
                                                      --------     --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                               263,340      234,447
                                                      --------     --------
                                                      $617,309     $555,472
                                                      ========     ========

                                        2PAGE

                            THERMO OPTEK CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     June 28,   December 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations                        $ 21,178       $ 27,736
      Accounts payable                                 26,277         28,920
      Accrued payroll and employee benefits            11,930         12,809
      Accrued installation and warranty expenses       21,034         21,088
      Accrued income taxes                             18,801         14,379
      Deferred revenue                                 19,921         15,331
      Other accrued expenses (Note 2)                  36,828         45,379
      Due to affiliated companies (Note 2)             85,197         28,167
                                                     --------       --------
                                                      241,166        193,809
                                                     --------       --------
    Deferred Income Taxes                              13,805         13,865
                                                     --------       --------
    Other Deferred Items                                3,233          3,413
                                                     --------       --------
    Long-term Obligations:
      5% Subordinated convertible debentures           96,250         96,250
      Other                                             1,792            528
                                                     --------       --------
                                                       98,042         96,778
                                                     --------       --------

    Shareholders' Investment:
      Common stock, $.01 par value, 100,000,000
        shares authorized; 48,450,000 shares
        issued and outstanding                            485            485
      Capital in excess of par value                  222,123        222,123
      Retained earnings (Note 2)                       41,688         24,773
      Cumulative translation adjustment                (3,233)           226
                                                     --------       --------
                                                      261,063        247,607
                                                     --------       --------
                                                     $617,309       $555,472
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                            THERMO OPTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                     -----------------------
                                                     June 28,       June 29,
    (In thousands except per share amounts)              1997           1996
    ------------------------------------------------------------------------
    Revenues                                         $117,017       $107,888
                                                     --------       --------

    Costs and Operating Expenses:
      Cost of revenues                                 63,159         62,053
      Selling, general, and administrative
        expenses                                       28,649         28,334
      Research and development expenses                 6,568          6,779
                                                     --------       --------
                                                       98,376         97,166
                                                     --------       --------

    Operating Income                                   18,641         10,722

    Interest Income                                       912          1,143
    Interest Expense                                   (2,091)        (1,718)
                                                     --------       --------
    Income Before Provision for Income Taxes           17,462         10,147
    Provision for Income Taxes                          7,683          4,090
                                                     --------       --------
    Net Income                                       $  9,779       $  6,057
                                                     ========       ========
    Earnings per Share:
      Primary                                        $    .20       $    .13
                                                     ========       ========
      Fully diluted                                  $    .19       $    .13
                                                     ========       ========
    Weighted Average Shares:
      Primary                                          48,450         45,758
                                                     ========       ========
      Fully diluted                                    54,949         45,758
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                            THERMO OPTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Six Months Ended
                                                     -----------------------
                                                     June 28,       June 29,
    (In thousands except per share amounts)              1997           1996
    ------------------------------------------------------------------------
    Revenues                                         $223,192       $177,556
                                                     --------       --------

    Costs and Operating Expenses:
      Cost of revenues                                119,943         97,813
      Selling, general, and administrative
        expenses                                       55,428         49,660
      Research and development expenses                12,975         11,713
                                                     --------       --------
                                                      188,346        159,186
                                                     --------       --------

    Operating Income                                   34,846         18,370

    Interest Income                                     1,805          2,684
    Interest Expense                                   (3,884)        (3,309)
                                                     --------       --------
    Income Before Provision for Income Taxes           32,767         17,745
    Provision for Income Taxes                         14,090          7,392
                                                     --------       --------
    Net Income                                       $ 18,677       $ 10,353
                                                     ========       ========

    Earnings per Share:
      Primary                                        $    .39       $    .23
                                                     ========       ========
      Fully diluted                                  $    .37       $    .23
                                                     ========       ========
    Weighted Average Shares:
      Primary                                          48,450         45,458
                                                     ========       ========
      Fully diluted                                    54,983         45,458
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                            THERMO OPTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                        Six Months Ended
                                                     ----------------------
                                                     June 28,      June 29,
   (In thousands)                                        1997          1996
   ------------------------------------------------------------------------
   Operating Activities:
     Net income                                      $ 18,677      $ 10,353
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                  7,947         6,006
         Provision for losses on accounts
           receivable                                     114           781
         Other noncash expenses                           827           979
         Changes in current accounts, excluding
           the effects of acquisitions:
             Accounts receivable                       (5,260)        4,789
             Inventories                               (8,036)          503
             Other current assets                           4          (339)
             Accounts payable                          (4,535)       (7,960)
             Due to affiliated companies               17,738        (5,322)
             Other current liabilities                    540           925
         Other                                            264           233
                                                     --------      --------
   Net cash provided by operating activities           28,280        10,948
                                                     --------      --------
   Investing Activities:
     Acquisitions, net of cash acquired                (2,161)      (12,074)
     Purchases of property, plant, and equipment       (3,624)       (3,005)
     Cash payment to parent company for
       acquisition of Mattson and Unicam                    -       (36,558)
     Other                                               (136)          (40)
                                                     --------      --------
   Net cash used in investing activities               (5,921)      (51,677)
                                                     --------      --------
   Financing Activities:
     Net proceeds from issuance of Company
       common stock                                         -        37,255
     Decrease in short-term obligations, net           (6,620)       (5,639)
     Repayment of long-term obligations                  (210)         (386)
                                                     --------      --------
   Net cash provided by (used in) financing
     activities                                        (6,830)       31,230
                                                     --------      --------
   Exchange Rate Effect on Cash                           (50)         (405)
                                                     --------      --------

   Increase (Decrease) in Cash and Cash Equivalents    15,479        (9,904)
   Cash and Cash Equivalents at Beginning of
     Period                                            66,292       116,890
                                                     --------      --------
   Cash and Cash Equivalents at End of Period        $ 81,771      $106,986
                                                     ========      ========
                                        6PAGE

                            THERMO OPTEK CORPORATION

                                  (Unaudited)


                                                        Six Months Ended
                                                     ----------------------
                                                     June 28,      June 29,
   (In thousands)                                        1997          1996
   ------------------------------------------------------------------------
   Noncash Activities:
     Fair value of assets of acquired companies      $ 46,659      $186,889
     Cash paid for acquired companies                  (3,017)      (16,869)
     Due to affiliated company for
       acquired companies                             (40,319)     (100,742)
                                                     --------      --------
       Liabilities assumed of acquired companies     $  3,323      $ 69,278
                                                     ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.

                                        7PAGE

                            THERMO OPTEK CORPORATION

                   Notes to Consolidated Financial Statements

   1.  General

       The interim consolidated financial statements presented have been prepared by Thermo Optek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, the results of operations for the three- and six-month periods ended June 28, 1997, and June 29, 1996, and the cash flows for the six-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

       Historical financial results have been restated to include VG Systems Limited (VG Systems) and Spectronic Instruments Inc. (Spectronic), which were acquired in transactions similar to poolings of interests (Note 2). The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

   2.  Acquisitions

       On March 29, 1996, Thermo Instrument Systems Inc. (Thermo Instrument), the Company's majority shareholder, acquired a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons), a wholly owned subsidiary of Rhone-Poulenc Rorer, Inc. In July 1997, the Company agreed to acquire VG Systems, a business formerly part of Fisons, from Thermo Instrument for $45,546,000 in cash, subject to a post-closing adjustment. The purchase price was determined based on the net tangible book value of VG Systems and a pro rata allocation of Thermo Instrument's total cost in excess of net assets of acquired companies recorded in connection with the acquisition of the Fisons businesses. VG Systems manufactures instrumentation and equipment for material and surface science analysis. This U.K.-based company consists of four major operating divisions: VG Scientific (analytical instruments for elemental, chemical, and spatial analysis), VG Semicon (molecular beam epitaxy systems for semiconductor production), VG Microtech (ultrahigh-vacuum surface science instruments), and Vacuum Generators (vacuum components and systems). In addition to these four divisions, VG Systems includes VG Broadcast, a supplier of teletext systems for closed-caption television applications. VG Systems reported 1996 revenues of $62 million.

       Because the Company and VG Systems were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, the Company's historical financial statements have been restated to include the results of VG Systems from March 29, 1996, the date the business was acquired by Thermo Instrument. The purchase price included $6,902,000 for the increase in net book value

                                        8PAGE

                            THERMO OPTEK CORPORATION
   from the date the business was acquired by Thermo Instrument to June 28, 1997. This amount was recorded as a reduction in retained earnings as of December 28, 1996. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $36,353,000, which is being amortized over 40 years.

       In March 1997, Thermo Instrument acquired approximately 95% of the outstanding shares of Life Sciences International PLC (LSI), a London Stock Exchange-listed company. Subsequently, Thermo Instrument acquired the remaining shares of LSI capital stock. In July 1997, the Company agreed to acquire Spectronic, a former LSI subsidiary, from Thermo Instrument. Spectronic is a Rochester, New York-based supplier of UV/VIS spectrophotometers and accessories, fluorescence instruments, and precision-ruled and holographic gratings for industrial and educational markets worldwide, and had 1996 revenues of approximately $30 million. The purchase price for Spectronic consists of $20,760,000 in cash and the assumption of $19,559,000 in debt, subject to a post-closing adjustment. The purchase price represents the sum of the net tangible book value of Spectronic as of June 28, 1997, plus a percentage of Thermo Instrument's total cost in excess of net assets acquired associated with its acquisition of LSI, based on the aggregate 1996 revenues of Spectronic relative to LSI's 1996 consolidated revenues. The purchase price is subject to a post-closing adjustment based on final determination of the net tangible book value of the acquired business and a final calculation of Thermo Instrument's total cost in excess of net assets acquired associated with the acquisition of LSI.

       Because the Company and Spectronic were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, the accompanying financial statements include the results of Spectronic from March 12, 1997, the date the business was acquired by Thermo Instrument. The purchase price included $1,762,000 for the increase in net book value from the date the business was acquired by Thermo Instrument to June 28, 1997. This amount was recorded as a reduction in retained earnings. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $28,507,000, which is being amortized over 40 years.

       Due to affiliated companies in the accompanying 1997 balance sheet includes $85.9 million payable to Thermo Instrument for the acquistion of VG Systems and Spectronic. The Company expects to repay this debt, with interest, in the third quarter of 1997. In August 1997, the Company borrowed $40.0 million from Thermo Electron Corporation (Thermo Electron) pursuant to a promissory note due July 1998 and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. The Company will use the proceeds from the note and available cash to pay Thermo Instrument for the acquisitions.

       During 1997, the Company acquired two additional companies, for an aggregate $2,161,000 in cash, net of cash acquired, which were accounted for using the purchase method of accounting. Allocation of the purchase

                                        9PAGE

                            THERMO OPTEK CORPORATION
   price for these acquisitions was based on an estimate of the fair value of the net assets acquired.

          Based on unaudited data, the following table presents selected financial information of the Company, VG Systems, and Spectronic on a pro forma basis, assuming the companies had been combined since the beginning of 1996. The effect of the acquisitions not included in the pro forma data was not material to the Company's results of operations.

                                          Three Months      Six Months
                                             Ended             Ended
                                          ------------ -------------------
                                            June 29,   June 28,   June 29,
   (In thousands except per share amounts)      1996       1997       1996
   -----------------------------------------------------------------------
   Revenues                                 $115,669   $227,838   $204,857
   Net income                                  6,041     16,928      7,176
   Earnings per share:
     Primary                                     .13        .35        .16
     Fully diluted                               .13        .33        .16

       The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions of VG Systems and Spectronic been made at the beginning of 1996.

       During 1996, the Company undertook a restructuring in connection with its acquisitions of VG Systems, A.R.L. Applied Research Laboratories S.A.
   (ARL), and VG Elemental, effective March 1996, and the Mattson Instruments and Unicam divisions of ATI, effective December 1995. During the first six months of 1997, the Company expended $1,249,000 at its Mattson and Unicam subsidiaries and $3,027,000 at its VG Systems, ARL, and VG Elemental subsidiaries for restructuring costs. These expenditures consisted primarily of severance and abandoned-facility payments. The Company finalized its restructuring plans for Mattson and Unicam in 1996 and for VG Systems, ARL, and VG Elemental in the first quarter of 1997. In connection with finalizing its restructuring plan for VG Systems, ARL, and VG Elemental, the Company reduced acquisition reserves by $1,073,000 in 1997. This amount was recorded as a decrease in cost in excess of net assets of acquired companies. The remaining reserve balance as of June 28, 1997, of $5,872,000 for all of the businesses referred to above is for ongoing severance and abandoned facility payments. As of June 28, 1997, the Company had accrued a total of $7,041,000 for restructuring costs for all of its acquisitions, including those discussed above. These reserves are included in other accrued expenses in the accompanying 1997 balance sheet.

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

       Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.
                                       10PAGE

                            THERMO OPTEK CORPORATION

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

   Overview

       Prior to 1996, the Company's principal operating units included Thermo Jarrell Ash Corporation (TJA), a manufacturer and distributor of atomic absorption (AA) and atomic emission (AE) spectrometry products based in Franklin, Massachusetts, and Nicolet Instrument Corporation (Nicolet), a manufacturer and distributor of Fourier Transform Infrared (FT-IR) and FT-Raman spectrometry products based in Madison, Wisconsin. During 1996 and 1997, the Company acquired several companies, summarized below, which significantly increased its operations.

       The Company's strategy is to supplement its internal growth with the acquisition of businesses and technologies that complement and augment its existing product lines. In February 1996, the Company acquired Oriel Corporation, a manufacturer and distributor of electro-optical instruments and components, and Corion Corporation, a manufacturer of commercial optical filters. Effective March 29, 1996, the Company acquired A.R.L. Applied Research Laboratories S.A. (ARL), a manufacturer of wavelength-dispersive X-ray fluorescence instruments and arc/spark atomic emission spectrometers; VG Elemental, a manufacturer of inductively coupled plasma/mass spectrometers; and VG Systems Limited (VG Systems), a manufacturer of instrumentation and equipment for material and surface science analysis, from Thermo Instrument Systems Inc. (Note
   2). Effective March 12, 1997, the Company acquired Spectronic Instruments Inc. (Spectronic), a supplier of UV/VIS spectrophotometers and accessories, fluorescence instruments, and precision-ruled and holographic gratings, from Thermo Instrument (Note 2).

       Through its Thermo Vision Corporation subsidiary, the Company addresses the photonics marketplace for optical components, imaging systems, analytical instruments, and lasers. Thermo Vision is pursuing applications of the Company's technologies for cost-effective, application-specific instruments and for optical components, systems, and subassemblies for analytical instrumentation and other applications. In 1996, the Company announced its intent to spin out Thermo Vision through a distribution of 100 percent of its outstanding capital stock in the form of a dividend to the Company's shareholders. The Company anticipates completing the spinout in 1997. The Company is seeking a Letter Ruling from the Internal Revenue Service stating that this proposed spinout would have no current tax effect on the Company or its shareholders. The Company would distribute the shares upon receipt of the Letter Ruling and satisfaction of other conditions, including the listing of the Thermo

                                       11PAGE

                            THERMO OPTEK CORPORATION

   Vision shares on the American Stock Exchange. Thermo Vision, which includes Oriel and Corion, had revenues of $30.4 million in 1996.

       The Company sells its products on a worldwide basis. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

   Results of Operations

   Second Quarter 1997 Compared With Second Quarter 1996

       Revenues increased 8% to $117.0 million in the second quarter of 1997 from $107.9 million in the second quarter of 1996, primarily due to the acquisition of Spectronic, effective March 12, 1997 (Note 2). Acquisitions added revenues of $13.8 million in 1997. This increase was offset in part by a $2.4 million decrease, due to the unfavorable effects of currency translation as a result of the strengthening in value of the U.S. dollar relative to currencies in foreign countries in which the Company operates, and a $2.3 million decrease, primarily due to the elimination of certain unprofitable product lines at companies acquired in late 1995 and 1996.

       The gross profit margin increased to 46% in the second quarter of 1997 from 42% in the second quarter of 1996, primarily due to margin improvements at ARL and VG Systems and the inclusion of higher-margin Spectronic revenues, specifically from its gratings products.

       Selling, general, and administrative expenses as a percentage of revenues decreased to 24% in the second quarter of 1997 from 26% in the second quarter of 1996, primarily due to efforts to reduce selling and administrative costs at Mattson and Unicam and the integration of ARL and VG Elemental products into the Company's existing North American and European distribution channels.

       Research and development expenses as a percentage of revenues were unchanged at 6% in the second quarter of 1997 and 1996.

       Interest income decreased to $0.9 million in the second quarter of 1997 from $1.1 million in the second quarter of 1996 due to lower balances as a result of cash used to fund acquisitions. Interest expense increased to $2.1 million in 1997, from $1.7 million in 1996, due to the inclusion of interest on short- and long-term borrowings at acquired businesses. Interest income will decrease and interest expense will increase as a result of the cash payment the Company expects to make and the short-term borrowings the Company made in August 1997 in connection with the acquisitions of VG Systems and Spectronic (Note 2).

                                       12PAGE

                            THERMO OPTEK CORPORATION

       The effective tax rate was 44% in the second quarter of 1997, compared with 40% in the second quarter of 1996. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, nondeductible amortization of cost in excess of net assets of acquired companies, and the inability to provide a tax benefit on foreign losses, offset in part by the tax benefit associated with a foreign sales corporation. The increase in the effective rate in 1997 was primarily due to higher nondeductible amortization of cost in excess of net assets of acquired companies.

   First Six Months 1997 Compared With First Six Months 1996

       Revenues increased 26% to $223.2 million in the first six months of 1997 from $177.6 million in the first six months of 1996, primarily due to the acquisitions of ARL, VG Elemental, and VG Systems, effective March 29, 1996, and Spectronic, effective March 12, 1997 (Note 2). Acquisitions added revenues of $56.7 million in 1997. This increase was offset in part by the inclusion in 1996 of several large nonrecurring sales to the Chinese and Japanese governments and the elimination of certain unprofitable product lines at companies acquired in late 1995 and 1996. In addition, revenues decreased $3.8 million due to the unfavorable effects of currency translation as a result of the strengthening in value of the U.S. dollar relative to currencies in foreign countries in which the Company operates.

       The gross profit margin increased to 46% in the first six months of 1997 from 45% in the first six months of 1996, primarily due to the reasons discussed in the results of operations for the second quarter.

       Selling, general, and administrative expenses as a percentage of revenues decreased to 25% in the first six months of 1997 from 28% in the first six months of 1996, primarily due to the reasons discussed in the results of operations for the second quarter.

       Research and development expenses as a percentage of revenues decreased to 6% in the first six months of 1997 from 7% in the first six months of 1996, primarily due to the completion of certain research projects at TJA and Unicam.

       Interest income decreased to $1.8 million in the first six months of 1997 from $2.7 million in the first six months of 1996 due to lower invested balances as a result of cash used to fund acquisitions. Interest expense increased to $3.9 million in 1997, from $3.3 million in 1996, due to the inclusion of interest on short- and long-term borrowings at acquired businesses.

       The effective tax rate was 43% in the first six months of 1997, compared with 42% in the first six months of 1996. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, nondeductible amortization of cost in excess of net assets of acquired companies, and the inability to provide a tax benefit on foreign losses, offset in part by the tax benefit associated with a foreign sales corporation.

                                       13PAGE

                            THERMO OPTEK CORPORATION

   Liquidity and Capital Resources

       Consolidated working capital was $40.5 million at June 28, 1997, compared with $57.0 million at December 28, 1996. Included in working capital are cash and cash equivalents of $81.8 million at June 28, 1997, compared with $66.3 million at December 28, 1996. Cash provided by operating activities was $28.3 million for the first six months of 1997. During this period, the Company used $8.0 million of cash to fund an increase in inventories, primarily to support the distribution of ARL and VG Elemental products through certain of the Company's existing distribution channels. This change in distribution channels also contributed to a reduction in amounts due from affiliated companies of $17.8 million and an increase in accounts receivable of $5.3 million. The Company's investing activities used $5.9 million of cash in the first six months of 1997. During this period, the Company used $2.2 million of cash for acquisitions, net of cash acquired. The Company expended $3.6 million for the purchase of property, plant, and equipment and plans to expend an additional $4.0 million for such purchases in the remainder of 1997.

       In July 1997, the Company agreed to purchase two businesses from Thermo Instrument, VG Systems for $45.5 million in cash, and Spectronic for $20.8 million in cash and the assumption of $19.6 million in debt (Note 2). Due to affiliated companies in the accompanying 1997 balance sheet includes $85.9 million payable to Thermo Instrument for these acquired companies. The Company expects to repay this debt, with interest, in the third quarter of 1997. In August 1997, the Company borrowed $40.0 million from Thermo Electron pursuant to a promissory note due July 1998 and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. The Company will use the proceeds from the note and available cash to pay Thermo Instrument for the acquisitions.

       The Company used $6.8 million of cash in the first six months of 1997 for the repayment of short- and long-term borrowings.

       Although the Company expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for any acquisition of complementary businesses. The Company expects that it will finance any such acquisitions through a combination of internal funds, additional debt or equity financing from capital markets, or short-term borrowings from Thermo Instrument or Thermo Electron, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all, except as described above. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

                                       14PAGE

                            THERMO OPTEK CORPORATION

   PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders

       On June 2, 1997, at the Annual Meeting of Stockholders, the Stockholders elected five incumbent directors to a one-year term expiring in 1998. The Directors elected at the meeting were: Dr. George N. Hatsopoulos, Mr. Stephen R. Levy, Mr. Earl R. Lewis, Mr. Robert A. McCabe, and Mr. Arvin H. Smith. Dr. Hatsopoulos, Mr. Lewis, and Mr. Smith each received 47,485,658 shares voted in favor of his election and 3,600 shares voted against. Mr. Levy and Mr. McCabe each received 47,486,158 shares voted in favor of his election and 3,100 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

       At the Annual Meeting of Stockholders, the Stockholders also approved a proposal to adopt an employees' stock purchase plan and to reserve 100,000 shares of the Company's common stock for issuance thereunder as follows: 47,458,708 shares voted in favor of the proposal, 6,200 shares voted against the proposal, and 24,350 shares abstained. No broker nonvotes were recorded on the proposal.

   Item 6 - Exhibits

       See Exhibit Index on the page immediately preceding exhibits.

                                       15PAGE

                            THERMO OPTEK CORPORATION

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of August 1997.

                                          THERMO OPTEK CORPORATION



                                          Paul F. Kelleher
                                          --------------------
                                          Paul F. Kelleher
                                          Chief Accounting Officer



                                          John N. Hatsopoulos
                                          --------------------
                                          John N. Hatsopoulos
                                          Vice President and Chief
                                            Financial Officer

                                       16PAGE

                            THERMO OPTEK CORPORATION

                                 EXHIBIT INDEX


   Exhibit
   Number       Description of Exhibit
   ------------------------------------------------------------------------

      2 Share purchase agreement dated as of July 30, 1997, between the Company and Thermo Instrument Systems Inc.

     10 $40,000,000 Promissory Note dated as of August 5, 1997, issued by the Company to Thermo Electron Corporation.

     11         Statement re: Computation of Earnings per Share.

     27         Financial Data Schedule.