Form 10-Q
period 1997-09-27
THERMO OPTEK CORP
filed 1997-11-05
CIK 1012368

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 27, 1997.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                   Outstanding at September 27, 1997
        ----------------------------       ---------------------------------
        Common Stock, $.01 par value                  48,455,589
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                            THERMO OPTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                 September 27, December 28,
    (In thousands)                                        1997         1996
    -----------------------------------------------------------------------

    Current Assets:
      Cash and cash equivalents                       $ 51,630     $ 66,292
      Accounts receivable, less allowances of
        $5,670 and $4,997                              101,860       88,559
      Inventories:
        Raw materials and supplies                      36,671       34,381
        Work in process                                 15,380       13,557
        Finished goods                                  27,406       26,354
      Prepaid expenses                                   7,698        6,371
      Prepaid income taxes                              15,940       15,254
      Due from affiliated companies                        775            -
                                                      --------     --------
                                                       257,360      250,768
                                                      --------     --------
    Property, Plant, and Equipment, at Cost             89,189       83,296
      Less: Accumulated depreciation and
            amortization                                29,036       23,271
                                                      --------     --------
                                                        60,153       60,025
                                                      --------     --------
    Patents and Other Assets                             8,984       10,232
                                                      --------     --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                               260,805      234,447
                                                      --------     --------
                                                      $587,302     $555,472
                                                      ========     ========

                                        2PAGE

                            THERMO OPTEK CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                September 27,   December 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------

    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations (including $40,000
        due to Thermo Electron; Note 2)              $ 60,832       $ 27,736
      Accounts payable                                 27,392         28,920
      Accrued payroll and employee benefits            13,305         12,809
      Accrued installation and warranty expenses       20,338         21,088
      Accrued income taxes                             22,231         14,379
      Deferred revenue                                 19,991         15,331
      Other accrued expenses (Note 2)                  36,795         45,379
      Due to affiliated companies                           -         28,167
                                                     --------       --------
                                                      200,884        193,809
                                                     --------       --------
    Deferred Income Taxes                              13,752         13,865
                                                     --------       --------
    Other Deferred Items                                3,156          3,413
                                                     --------       --------
    Long-term Obligations:
      5% Subordinated convertible debentures           96,250         96,250
      Due to Thermo Electron (Note 2)                   3,800              -
      Other                                             1,823            528
                                                     --------       --------
                                                      101,873         96,778
                                                     --------       --------
    Shareholders' Investment:
      Common stock, $.01 par value, 100,000,000
        shares authorized; 48,456,153 shares
        issued                                            485            485
      Capital in excess of par value                  222,197        222,123
      Retained earnings (Note 2)                       51,356         24,773
      Treasury stock at cost, 564 shares                  (10)             -
      Cumulative translation adjustment                (6,391)           226
                                                     --------       --------
                                                      267,637        247,607
                                                     --------       --------
                                                     $587,302       $555,472
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                            THERMO OPTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Three Months Ended
                                                ----------------------------
                                                September 27,  September 28,
    (In thousands except per share amounts)              1997           1996
    ------------------------------------------------------------------------

    Revenues                                         $118,216       $105,806
                                                     --------       --------
    Costs and Operating Expenses:
      Cost of revenues                                 63,759         58,575
      Selling, general, and administrative
        expenses                                       28,579         27,923
      Research and development expenses                 7,247          6,256
                                                     --------       --------
                                                       99,585         92,754
                                                     --------       --------
    Operating Income                                   18,631         13,052

    Interest Income                                     1,413          1,571
    Interest Expense                                   (1,953)        (1,716)
    Interest Expense, Related Party                    (1,279)             -
                                                     --------       --------
    Income Before Provision for Income Taxes           16,812         12,907
    Provision for Income Taxes                          7,144          5,506
                                                     --------       --------
    Net Income                                       $  9,668       $  7,401
                                                     ========       ========

    Earnings per Share:
      Primary                                        $    .20       $    .15
                                                     ========       ========
      Fully diluted                                  $    .19       $    .15
                                                     ========       ========

    Weighted Average Shares:
      Primary                                          48,452         48,410
                                                     ========       ========
      Fully diluted                                    55,439         55,169
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                            THERMO OPTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Nine Months Ended
                                                ----------------------------
                                                September 27,  September 28,
    (In thousands except per share amounts)              1997           1996
    ------------------------------------------------------------------------

    Revenues                                         $341,408       $283,362
                                                     --------       --------
    Costs and Operating Expenses:
      Cost of revenues                                183,702        156,388
      Selling, general, and administrative
        expenses                                       84,007         77,583
      Research and development expenses                20,222         17,969
                                                     --------       --------
                                                      287,931        251,940
                                                     --------       --------
    Operating Income                                   53,477         31,422

    Interest Income                                     3,218          4,255
    Interest Expense                                   (5,268)        (5,025)
    Interest Expense, Related Party                    (1,848)             -
                                                     --------       --------
    Income Before Provision for Income Taxes           49,579         30,652
    Provision for Income Taxes                         21,234         12,898
                                                     --------       --------
    Net Income                                       $ 28,345       $ 17,754
                                                     ========       ========

    Earnings per Share:
      Primary                                        $    .59       $    .38
                                                     ========       ========
      Fully diluted                                  $    .55       $    .38
                                                     ========       ========

    Weighted Average Shares:
      Primary                                          48,451         46,442
                                                     ========       ========
      Fully diluted                                    55,438         52,923
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                            THERMO OPTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                      Nine Months Ended
                                                 ---------------------------
                                                 September 27, September 28,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                      $ 28,345      $ 17,754
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                 12,176         9,529
          Provision for losses on accounts receivable      206         1,538
          Other noncash expenses                         1,239         1,372
          Decrease in deferred income taxes                  -          (174)
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                      (11,441)        5,613
              Inventories                               (4,502)          712
              Other current assets                        (570)         (531)
              Accounts payable                          (4,257)      (11,468)
              Due to affiliated companies               17,435         2,348
              Other current liabilities                  4,584        (4,300)
          Other                                            461         1,167
                                                      --------      --------
    Net cash provided by operating activities           43,676        23,560
                                                      --------      --------
    Investing Activities:
      Acquisitions, net of cash acquired (Note 2)      (45,449)      (15,527)
      Cash payment to parent company for
        acquisitions of VG Systems in 1997 and
        Mattson and Unicam in 1996 (Note 2)            (45,546)      (36,558)
      Purchases of property, plant, and equipment       (5,320)       (4,560)
      Proceeds from sale of property, plant,
        and equipment                                    1,456             -
      Other                                                (69)          (66)
                                                      --------      --------
    Net cash used in investing activities              (94,928)      (56,711)
                                                      --------      --------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock                                        64        42,937
      Proceeds from issuance of notes payable to
        Thermo Electron (Note 2)                        43,800             -
      Decrease in short-term obligations, net           (6,346)       (6,945)
      Repayment of long-term obligations                   (97)       (4,166)
                                                      --------      --------
    Net cash provided by financing activities           37,421        31,826
                                                      --------      --------
    Exchange Rate Effect on Cash                          (831)         (350)
                                                      --------      --------
    Decrease in Cash and Cash Equivalents              (14,662)       (1,675)
    Cash and Cash Equivalents at Beginning of Period    66,292       116,890
                                                      --------      --------
    Cash and Cash Equivalents at End of Period        $ 51,630      $115,215
                                                      ========      ========
                                        6PAGE

                            THERMO OPTEK CORPORATION

                                   (Unaudited)


                                                      Nine Months Ended
                                                 ---------------------------
                                                 September 27, September 28,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------

    Noncash Activities:
      Fair value of assets of acquired companies     $  51,736    $ 186,889
      Cash paid for acquired companies                 (46,293)     (16,869)
      Stock issuable to Thermo Instrument for
        acquired company                                   (12)           -
      Due to parent for acquired company                     -     (100,742)
                                                     ---------    ---------
        Liabilities assumed of acquired companies    $   5,431    $  69,278
                                                     =========    =========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        7PAGE

                            THERMO OPTEK CORPORATION

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Optek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 27, 1997, the results of operations for the three- and nine-month periods ended September 27, 1997, and September 28, 1996, and the cash flows for the nine-month periods ended September 27, 1997, and September 28, 1996. Interim results are not necessarily indicative of results for a full year.

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

                                        8PAGE

                            THERMO OPTEK CORPORATION

        Because the Company and VG Systems were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, the Company's historical financial statements have been restated to include the results of VG Systems from March 29, 1996, the date the business was acquired by Thermo Instrument. The purchase price included $6,902,000 for the increase in net book value from the date the business was acquired by Thermo Instrument to June 28, 1997. This amount was recorded as a reduction in retained earnings as of December 28, 1996. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $36,353,000, which is being amortized over 40 years.

        On March 12, 1997, Thermo Instrument acquired approximately 95% of the outstanding shares of Life Sciences International PLC (LSI), a London Stock Exchange-listed company. Subsequently, Thermo Instrument acquired the remaining shares of LSI capital stock. In July 1997, the Company agreed to acquire Spectronic, a former LSI subsidiary, from Thermo Instrument. Spectronic is a Rochester, New York-based supplier of UV/VIS spectrophotometers and accessories, fluorescence instruments, and precision-ruled and holographic gratings for industrial and educational markets worldwide, and had 1996 revenues of approximately $30 million. The purchase price for Spectronic consisted of: (i) $20,760,000 in cash,
    (ii) 1,000 shares of the Company's common stock valued at $11,940, and
    (iii) the assumption of $19,559,000 of debt. The purchase price represents the sum of the net tangible book value of Spectronic as of June 28, 1997, plus a percentage of Thermo Instrument's total cost in excess of net assets acquired associated with its acquisition of LSI, based on the aggregate 1996 revenues of Spectronic relative to LSI's 1996 consolidated revenues. The purchase price, the cash and debt portions of which were paid in August 1997 together with interest calculated at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter, is subject to a post-closing adjustment based on final determination of the net tangible book value of the acquired business and a final calculation of Thermo Instrument's total cost in excess of net assets acquired associated with the acquisition of LSI. The 1,000 shares of common stock to be issued to Thermo Instrument will be issued as soon as they are listed on the American Stock Exchange.

        Because the Company and Spectronic were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, the accompanying financial statements include the results of Spectronic from March 12, 1997, the date the business was acquired by Thermo Instrument. The purchase price included $1,762,000 for the increase in net book value from the date the business was acquired by Thermo Instrument to June 28, 1997. This amount was recorded as a reduction in retained earnings. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $28,719,000, which is being amortized over 40 years.

                                        9PAGE

                            THERMO OPTEK CORPORATION

        Notes payable and current maturities of long-term obligations in the accompanying 1997 balance sheet includes $40,000,000 due to Thermo Electron Corporation (Thermo Electron) to partially fund the acquisitions of VG Systems and Spectronics. The Company borrowed these funds in August 1997 pursuant to a promissory note due August 1998 and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. The Company used the proceeds from the note and available cash to pay Thermo Instrument for the acquisitions.

        During 1997, the Company acquired three additional companies, for an aggregate $6,816,000 in cash, which were accounted for using the purchase method of accounting. Allocation of the purchase price for these acquisitions was based on an estimate of the fair value of the net assets acquired. The cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $6,629,000, which is being amortized over 40 years. To fund one of the acquisitions, the Company's Thermo Vision Corporation subsidiary borrowed $3,800,000 from Thermo Electron pursuant to a promissory note due July 2000 and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. This amount is included in long-term obligations in the accompanying 1997 balance sheet.

        Based on unaudited data, the following table presents selected financial information of the Company, VG Systems, and Spectronic on a pro forma basis, assuming the companies had been combined since the beginning of 1996. The effect of the acquisitions not included in the pro forma data was not material to the Company's results of operations.

                                        Three Months         Nine Months
                                            Ended               Ended
                                        -------------   -------------------
    (In thousands except per                Sept. 28,   Sept. 27, Sept. 28,
    share amounts)                               1996        1997      1996
    -----------------------------------------------------------------------

    Revenues                                 $113,321    $346,054  $318,178
    Net income                                  6,944      26,599    14,122
    Earnings per share:
      Primary                                     .14         .55       .30
      Fully diluted                               .14         .52       .30

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

                                       10PAGE

                            THERMO OPTEK CORPORATION

        A summary of the changes in these acquisition reserves during 1997 is as follows:

                                                                 VG Systems,
                                                  Mattson and       ARL, and
    (In thousands)                                     Unicam   VG Elemental
    ------------------------------------------------------------------------
    Balance, December 28, 1996                        $ 3,528        $ 2,678

    Adjustment to opening balance due to
      acquisition of VG Systems, accounted for
      in a manner similar to a pooling of
      interests                                             -          4,516

    Payments, primarily for severance
      and abandoned facilities                         (1,991)        (4,242)

    Decrease due to finalization of
      restructuring plan, recorded as
      a decrease in cost in excess of
      net assets of acquired companies                      -         (1,492)

    Other decrease to reserve, recorded as
      a decrease in cost in excess of
      net assets of acquired companies                   (115)             -
                                                      -------        -------
    Balance, September 27, 1997, for
      ongoing severance and abandoned-
      facility payments                               $ 1,422        $ 1,460
                                                      =======        =======

        As of September 27, 1997, the Company had accrued a total of $5,252,000 for restructuring costs for all of its acquisitions, including those discussed above. These reserves are included in other accrued expenses in the accompanying 1997 balance sheet.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.
                                       11PAGE

                            THERMO OPTEK CORPORATION

    Overview

        Prior to 1996, the Company's principal operating units included Thermo Jarrell Ash Corporation (TJA), a manufacturer and distributor of atomic absorption (AA) and atomic emission (AE) spectrometry products based in Franklin, Massachusetts, and Nicolet Instrument Corporation, a manufacturer and distributor of Fourier Transform Infrared (FT-IR) and FT-Raman spectrometry products based in Madison, Wisconsin. During 1996 and 1997, the Company acquired several companies, summarized below, which significantly increased its operations.

        The Company's strategy is to supplement its internal growth with the acquisition of businesses and technologies that complement and augment its existing product lines. In February 1996, the Company acquired Oriel Corporation, a manufacturer and distributor of photonics components and instruments, and Corion Corporation, a manufacturer of commercial optical filters. Effective March 29, 1996, the Company acquired A.R.L. Applied Research Laboratories S.A. (ARL), a manufacturer of wavelength-dispersive X-ray fluorescence instruments and arc/spark atomic emission spectrometers; VG Elemental, a manufacturer of inductively coupled plasma/mass spectrometers; and VG Systems Limited, a manufacturer of instrumentation and equipment for material and surface science analysis, from Thermo Instrument Systems Inc. (Note 2). Effective March 12, 1997, the Company acquired Spectronic Instruments Inc., a supplier of UV/VIS spectrophotometers and accessories, fluorescence instruments, and precision-ruled and holographic gratings, from Thermo Instrument
    (Note 2).

        Through its Thermo Vision Corporation subsidiary, the Company addresses the photonics marketplace for optical components, imaging sensors and systems, lasers, optically based instruments, optoelectronics, and fiber optics. Thermo Vision is pursuing applications of the Company's technologies for cost-effective, application-specific instruments and for optical components, systems, and subassemblies for analytical instrumentation and other applications. In 1996, the Company announced its intent to spin off Thermo Vision through a distribution of 100 percent of its outstanding capital stock in the form of a dividend to the Company's shareholders. The Company anticipates completing the spinoff in the fourth quarter of 1997. After the distribution, Thermo Vision will be a majority-owned subsidiary of Thermo Instrument, and shareholders of Thermo Optek will be shareholders of both Thermo Optek and Thermo Vision. Thermo Vision, which includes Oriel and Corion, had revenues of $30.4 million in 1996 and $28.4 million for the nine months ended September 27, 1997.

        The Company sells its products on a worldwide basis. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

                                       12PAGE

                            THERMO OPTEK CORPORATION

    Results of Operations

    Third Quarter 1997 Compared With Third Quarter 1996

        Revenues increased 12% to $118.2 million in the third quarter of 1997 from $105.8 million in the third quarter of 1996, primarily due to the acquisition of Spectronic, effective March 12, 1997 (Note 2). Excluding the effect of foreign currency translation, acquisitions added revenues of $13.3 million in 1997 and revenues from existing operations increased $3.5 million, primarily due to increased product demand at Nicolet and VG Systems. These increases were offset in part by a $4.4 million decrease due to the unfavorable effects of currency translation as a result of the strengthening in value of the U.S. dollar relative to currencies in foreign countries in which the Company operates.

        The gross profit margin increased to 46% in the third quarter of 1997 from 45% in the third quarter of 1996, primarily due to margin improvements at ARL and VG Systems and, to a lesser extent, the inclusion of higher-margin Spectronic revenues, specifically from its gratings products.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 24% in the third quarter of 1997 from 26% in the third quarter of 1996, primarily due to reduced selling and administrative costs at Mattson and Unicam and, to a lesser extent, the integration of ARL and VG Elemental products into the Company's existing North American and European distribution channels.

        Research and development expenses as a percentage of revenues were unchanged at 6% in the third quarter of 1997 and 1996.

        Interest income decreased to $1.4 million in the third quarter of 1997 from $1.6 million in the third quarter of 1996, due to lower invested cash balances as a result of cash used to fund acquisitions. Interest expense increased to $3.2 million in 1997 from $1.7 million in 1996, primarily due to interest paid to Thermo Instrument in connection with the acquisitions of VG Systems and Spectronic (Note 2); interest expense incurred on borrowings from Thermo Electron Corporation to finance the acquisitions of VG Systems and Spectronic (Note 2); and the inclusion of interest on short- and long-term borrowings at acquired businesses.

        The effective tax rate was 42% in the third quarter of 1997, compared with 43% in the third quarter of 1996. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, nondeductible amortization of cost in excess of net assets of acquired companies, and the inability to provide a tax benefit on foreign losses, offset in part by the tax benefit associated with a foreign sales corporation.

                                       13PAGE

                            THERMO OPTEK CORPORATION

    First Nine Months 1997 Compared With First Nine Months 1996

        Revenues increased 20% to $341.4 million in the first nine months of 1997 from $283.4 million in the first nine months of 1996, primarily due to the acquisitions of ARL, VG Elemental, and VG Systems, effective March 29, 1996, and Spectronic, effective March 12, 1997 (Note 2). Acquisitions added revenues of $70.0 million in 1997. In addition, increased revenues resulting from greater product demand at Nicolet and VG Systems were more than offset by the inclusion in 1996 of several large nonrecurring sales to the Chinese and Japanese governments and the elimination of certain unprofitable product lines at companies acquired in late 1995 and 1996. Revenues decreased $8.2 million due to the unfavorable effects of currency translation as a result of the strengthening in value of the U.S. dollar relative to currencies in foreign countries in which the Company operates.

        The gross profit margin increased to 46% in the first nine months of 1997 from 45% in the first nine months of 1996, primarily due to the reasons discussed in the results of operations for the third quarter.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 25% in the first nine months of 1997 from 27% in the first nine months of 1996, primarily due to the reasons discussed in the results of operations for the third quarter.

        Research and development expenses as a percentage of revenues were unchanged at 6% in the first nine months of 1997 and 1996.

        Interest income decreased to $3.2 million in the first nine months of 1997 from $4.3 million in the first nine months of 1996, primarily due to lower invested cash balances as a result of cash used to fund acquisitions. Interest expense increased to $7.1 million in 1997 from $5.0 million in 1996, primarily due to the reasons discussed in the results of operations for the third quarter.

        The effective tax rate was 43% in the first nine months of 1997, compared with 42% in the first nine months of 1996. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, nondeductible amortization of cost in excess of net assets of acquired companies, and the inability to provide a tax benefit on foreign losses, offset in part by the tax benefit associated with a foreign sales corporation.

    Liquidity and Capital Resources

        Consolidated working capital was $56.5 million at September 27, 1997, compared with $57.0 million at December 28, 1996. Included in working capital are cash and cash equivalents of $51.6 million at September 27, 1997, compared with $66.3 million at December 28, 1996. Cash provided by operating activities was $43.7 million for the first nine months of 1997. During this period, the Company used $4.5 million of cash to fund an increase in inventories, primarily to support the distribution of ARL and VG Elemental products through certain of the Company's existing distribution channels. This change in distribution

                                       14PAGE

                            THERMO OPTEK CORPORATION
    channels also contributed to a reduction in amounts due from affiliated companies of $17.4 million and an increase in accounts receivable of $11.4 million.

        The Company's investing activities used $94.9 million of cash in the first nine months of 1997. During this period, the Company used $91.0 million of cash for acquisitions, net of cash acquired (Note 2). The Company expended $5.3 million for the purchase of property, plant, and equipment and plans to expend an additional $1.8 million for such purchases in the remainder of 1997.

        The Company's financing activities provided $37.4 million of cash in the first nine months of 1997. To partially finance the acquisitions of VG Systems and Spectronic, the Company borrowed $40.0 million from Thermo Electron pursuant to a promissory note due August 1998 (Note 2). In addition, Thermo Vision borrowed $3.8 million from Thermo Electron to finance an acquisition, pursuant to a promissory note due July 2000
    (Note 2). These notes bear interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        The Company used $6.4 million of cash in the first nine months of 1997 for the repayment of short- and long-term borrowings.

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

    PART II - OTHER INFORMATION

    Item 2 - Use of Proceeds

        The Company sold 3,450,000 shares of its common stock pursuant to a Registration Statement on Form S-1 (file No. 333-03630), which was declared effective by the Securities and Exchange Commission on June 6, 1996. The managing underwriters of the offering were NatWest Securities Limited, Lehman Brothers, Cazenove & Co., and Fahnestock & Co., Inc. The aggregate gross proceeds of the offering were $46,575,000. The Company's total expenses in connection with the offering were $3,638,000, of which $3,027,000 was for underwriting discounts and commissions and $611,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company. The Company's net proceeds from the offering were $42,937,000. In November 1996, the Company expended such net proceeds, together with other funds, for the acquisition of A.R.L. Applied Research Laboratories S.A. and VG Elemental from Thermo Instrument.
                                       15PAGE

                            THERMO OPTEK CORPORATION

    Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

    (b)  Reports on Form 8-K

        On August 14, 1997, the Company filed a Current Report on Form 8-K pertaining to its acquisitions of VG Systems Limited and Spectronic Instruments, Inc., both of which were wholly owned subsidiaries of the Company's parent, Thermo Instrument Systems Inc. On October 10, 1997, the Company filed an amendment on Form 8-K/A, the purpose of which was to indicate that financial information was not required concerning these acquisitions.

                                       16PAGE

                            THERMO OPTEK CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November 1997.

                                           THERMO OPTEK CORPORATION



                                           Paul F. Kelleher
                                           ------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           ------------------------
                                           John N. Hatsopoulos
                                           Vice President and Chief
                                             Financial Officer

                                       17PAGE

                            THERMO OPTEK CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      10 $3,800,000 Promissory Note dated as of July 14, 1997, issued by Thermo Vision Corporation to Thermo Electron Corporation.

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Scedule.