Form 10-K
period 1998-01-03
THERMO OPTEK CORP
filed 1998-03-20
CIK 1012368

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   -------------------------------------------

                                    FORM 10-K

   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended January 3, 1998.

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
   (Address of principal executive offices)                        (Zip Code)
       Registrant's telephone number, including area code: (781) 622-1000

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

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1998, was approximately $50,617,000.

   As of January 30, 1998, the Registrant had 49,572,243 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the year ended January 3, 1998, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 1998, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business

    (a) General Development of Business

        Thermo Optek Corporation (the Company or the Registrant) is a worldwide leader in instrumentation based upon energy and light measurements, and materials-analysis characterization and preparation. The Company provides industry, government, and academia with complete solutions to specific analytical problems, moving sophisticated analytical technology outside the lab. The Company's instruments are used in virtually every industry for research and development, manufacturing, and quality control. The Company was incorporated in Delaware in August 1995 as a wholly owned subsidiary of Thermo Instrument Systems Inc. Thermo Instrument is a publicly traded, majority-owned subsidiary of Thermo Electron Corporation.

        An element of the Company's strategy is to acquire products and technologies that complement those of the Company's existing businesses. The Company acquired A.R.L. Applied Research Laboratories (ARL), VG Elemental, and VG Systems Limited from Thermo Instrument for an aggregate $100.7 million in cash and the assumption of $16.6 million in debt. These businesses were originally part of the Scientific Instruments Division of Fisons plc, a wholly owned subsidiary of Rhone-Poulenc Rorer Inc. (RPR), a substantial portion of which was acquired by Thermo Instrument. Because the Company and ARL, VG Elemental, and VG Systems were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the transactions have been accounted for in a manner similar to a pooling of interests. The effective date of the acquisitions is March 29, 1996, the date that the businesses were acquired by Thermo Instrument. ARL is a manufacturer of Arc/Spark spectrometers and X-ray fluorescence instruments. VG Elemental is a manufacturer of inductively coupled plasma (ICP)/mass spectroscopy instruments. VG Systems manufactures instrumentation and equipment for materials- and surface-science analysis. In December 1997, Thermo Instrument and RPR negotiated a post-closing adjustment under the terms of the purchase agreement for the Fisons acquisition pertaining to determination of the net assets of the Fisons businesses at the date of acquisition. This negotiation resulted in a refund to Thermo Instrument, of which $7.3 million represents the Company's share of the refund received by Thermo Instrument.

        Effective March 12, 1997, the Company acquired Spectronic Instruments, Inc. from Thermo Instrument for approximately $39.9 million, which consisted of (i) $20.2 million in cash, (ii) 1,000 shares of the Company's common stock valued at $12,000, and (iii) the assumption of $19.7 million in debt payable to Thermo Instrument. Spectronic was originally part of Life Sciences International plc, which was acquired by Thermo Instrument. Spectronic is a supplier of ultraviolet/visible (UV/Vis) spectroscopy instruments and accessories, fluorescence instruments, and diffraction gratings components.

        On December 15, 1997, the Company distributed 100% of Thermo Vision's outstanding capital stock in the form of a dividend to the Company's shareholders. As a result of the distribution, Thermo Vision, which is in the photonics business, is a publicly traded, majority owned subsidiary of Thermo Instrument.
                                        2PAGE

        In June and July 1996, the Company sold 3,450,000 shares of its common stock in an initial public offering at $13.50 per share for net proceeds of $42.9 million. As of January 3, 1998, Thermo Instrument owned 44,996,239 shares of the Company's common stock, representing 91% of such stock outstanding. Thermo Instrument develops, manufactures, markets, and services instruments and software used for identification and quantification of complex molecular compounds and elements in gases, liquids, and solids. Uses include pharmaceutical drug research and clinical diagnostics, monitoring and measuring environmental pollutants, industrial inspection, and test and control for quality assurance and productivity improvement. In addition, Thermo Instrument develops, manufactures, markets, and services equipment for the measurement, preparation, storage, and automation of sample materials and photonics and vacuum components for original equipment manufacturers (OEMs). As of January 3, 1998, Thermo Electron owned 731,072 shares of the Company's common stock, representing 1% of such stock outstanding. During 1997*, Thermo Electron purchased 586,172 shares of the Company's common stock in the open market for a total purchase price of $8.7 million. Thermo Electron provides analytical and monitoring instruments; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; paper recycling and papermaking equipment; alternative-energy systems; industrial process equipment; and other specialized products. Thermo Electron also provides industrial outsourcing, particularly in environmental-liability management, laboratory analysis, and metallurgical services, and conducts advanced-technology research and development.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1997 Annual Report to Shareholders, which statements are incorporated herein by reference.

    (b) Financial Information About Industry Segments

        The Company is engaged in one segment: developing, manufacturing, and selling analytical instruments.

    * References to 1997, 1996, and 1995 herein are for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, respectively.

                                        3PAGE

    (c) Description of Business

        (i) Principal Products and Services

        Almost every element in the periodic table, and nearly all molecules, provide a unique response when exposed to energy (usually light). The Company's light-based instruments "look" at these distinctive signatures to determine the elemental and molecular composition of solids, liquids, and gases. Because light is nondestructive, the Company's technologies do not destroy the sample being tested. Thus, the Company's instruments can be found in crime labs throughout the world. They are also ideally suited for use in manufacturing, both on and off the production line.

        The Company's lines of business include molecular and elemental analysis, and materials science. The Company's goal is to design instruments that both analyze substances and synthesize information. Instead of providing raw data that must be interpreted by an expert user, the Company attempts to integrate information about the application with a database in its instruments to provide the user with a specific answer relevant to his or her task. For example, the airline industry uses the Company's Fourier transform infared (FT-IR) instruments to analyze jet engine lubricants to determine when the oil needs to be changed and uses the Company's Arc/Spark products to identify and quantify metals present in the airplane's engine oil. The Company's instruments use this information to pinpoint for airplane maintenance workers when specific engine components need to be serviced or replaced. In another example, automobile recyclers use the Company's Arc/Spark instruments to sort metal components of automobiles. In addition, they use its FT-IR instruments to classify plastics which, to be effectively recycled, cannot be mixed. The Company's instruments instantly identify each of the plastics and tells plant workers how to sort the components, without the necessity of interpreting complex data. Similarly, commercial recyclers can use these instruments to assist in the sorting of plastics collected in curbside recycling programs.

        The applications for the Company's products are growing as the Company continues to develop increasingly sophisticated instruments that have enormous analytical power, but are easy to use for operators with varying levels of education and technical expertise. Examples of some of the uses for the Company's products follow:

        Semiconductor manufacturers rely on the Company's Auger and Electron Spectroscopy for Chemical Analysis (ESCA) instruments to help them in building the next generation of processors, analyzing the surface properties of chips in R&D and failure analysis. They also use FT-IR instruments in quality control, and to monitor the air in production labs to ensure the safety of their workers.

        Pharmaceutical and chemical manufacturers use the Company's FT-IR and UV/Vis instruments to assess the quality of active ingredients during the production process. They use FT-Raman instruments to "look" through the plastic or glass container to ensure that the contents match the label on the outside.

                                        4PAGE

        The beverage industry uses the Company's UV/Vis instruments to ensure that orange juice concentrate formulations are blended consistently to specification, and ICP instruments to validate the vitamin and mineral content for nutrition labels.

        The Company's portable UV/Vis spectrophotometers are available in many home decorating stores, designed to take the frustration and guesswork out of paint color matching. Customers can bring paint or fabric samples to the paint store or can bring home a hand-held device, take a reading from a wall, drape, rug, or whatever needs to be matched, and bring it back to the store where the device is plugged into a computer. The dealer uses the formula from the samples to create a color prescription and a paint-dispensing system automatically mixes a matched can of paint.

        The Company's ICP and atomic absorption spectroscopy instruments are also used by municipalities in environmental monitoring to ensure the quality of the air we breathe and the water we drink.

        The Company's molecular beam epitaxy products are used in the production of devices for telecommunications equipment, such as mobile phones, high-speed networks, and digital switches. These instruments are used to grow and measure the thin films, with the precision of a single atomic layer, that are the heart of these devices.

        Police departments and forensic labs around the world use the Company's UV/Vis instruments to identify the type and country-of-origin of illicit substances and to analyze crime scene evidence.

        The Company's strategy is to continue to develop and acquire products and technologies and to provide its customers with quality support services and applications expertise.

    Sales and Marketing

        The Company markets its instruments internally through its own worldwide sales force and through a network of dealers and distributors. In addition, the Company sells certain components and instruments pursuant to OEM arrangements under which third parties purchase and resell the Company's products. The Company's sales force is supported throughout the world by a customer support group which provides training, instrument servicing, and parts replacement.

        (ii) and (xi) New Products; Research and Development

        The Company maintains active programs for the development of new technologies and the enhancement of existing products. Research and development expenses were $28.1 million, $24.5 million, and $13.0 million in 1997, 1996, and 1995, respectively.

        (iii) Raw Materials

        Raw materials, components, and supplies purchased by the Company are either available from a number of different suppliers or from alternative

                                        5PAGE
    sources that could be developed without a material adverse effect on the Company. To date, the Company has experienced no difficulties in obtaining these materials.

        (iv) Patents, Licenses, and Trademarks

        The Company's policy is to protect its intellectual property rights, including applying for and obtaining patents when appropriate. The Company holds patents relating to its technologies, with additional patents pending. The Company also enters into licensing agreements with other companies and government agencies in which it grants or receives rights to specific patents and technical know-how. The Company also considers technical know-how, trade secrets, and trademarks to be important to its business.

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

        (viii) Backlog

        The Company's backlog of firm orders was $93.7 million and $92.1 million as of January 3, 1998, and December 28, 1996, respectively. The Company believes that substantially all of the backlog at January 3, 1998, will be shipped or completed during 1998. Certain of these orders are subject to cancellation by the customer upon payment of a cancellation charge. The Company does not believe that the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

        (ix) Government Contracts

        Not applicable.

        (x) Competition

        The Company competes in each of its markets primarily on performance, reliability, customer service, and price. In the market for elemental and molecular analysis, the Company competes primarily with The Perkin-Elmer Corporation, Varian Associates, Inc., Hewlett-Packard Co., Spectro, the Digilab division of Bio-Rad Laboratories, Inc., Bruker Instruments, Inc., and Shimadzu Corporation. In the market for materials-analysis

                                        6PAGE
    characterization, the Company competes primarily with Physical Electronics, Inc., Riber Instruments S.A., Kratos (a division of Shimadzu), and Omicron.

        (xii) Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii) Number of Employees

        As of January 3, 1998, the Company employed 2,341 people.

    (d) Financial Information About Exports by Domestic Operations and About Foreign Operations

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 10 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    (e) Executive Officers of the Registrant

                                       Present Title (Year First Became
        Name                      Age  Executive Officer)
        -----------------------   ---  ------------------------------------
        Dr. Robert J. Rosenthal    41  President and Chief Executive Officer
                                         (1995)
        John N. Hatsopoulos*       63  Chief Financial Officer and Senior
                                         Vice President (1995)
        Gerard Abraham             50  Vice President (1998)
        Roger Herd                 60  Vice President (1998)
        Paul F. Kelleher           55  Chief Accounting Officer (1995)

        *John N. Hatsopoulos and George N. Hatsopoulos, a director of the
         Company, are brothers.

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal. Messrs. Hatsopoulos and Kelleher have held comparable positions for at least five years with Thermo Instrument and Thermo Electron. Dr. Rosenthal has been President and Chief Executive Officer since January 1998, and from August 1995 to 1997, was Executive Vice President and Chief Operating Officer. Dr. Rosenthal was President of Nicolet from 1993 until December 1997. Mr. Abraham has been Vice President since January 1998, and from 1993 to 1997, was President of ARL. Mr. Herd has been Vice President since January 1998, and Managing Director of VG Systems since April 1996. Mr. Herd was Manager of International Business Development for Thermo Instrument from April 1994 to April 1996, and prior to April 1994, was Managing Director of Thermo Instrument Australia PTY Ltd. Messrs. Rosenthal, Abraham, and Herd are full-time employees of the Company. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

                                        7PAGE

    Item 2. Properties

        The Company owns approximately 718,000 square feet of office and manufacturing space principally in Wisconsin, Colorado, New York, England, and Switzerland, and leases an additional 652,000 square feet of office and manufacturing space under leases expiring from 1998 through 2017, principally in Massachusetts, Connecticut, and England. The Company believes that its facilities are in good condition and are suitable and adequate to meet current needs and that suitable space is readily available if any of such leases are not extended. With respect to leases expiring in the near future, in the event that the Company does not renew such leases, the Company believes suitable alternate space is available for lease on acceptable terms.

    Item 3. Legal Proceedings

        Not applicable.

    Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters

        Information concerning the market and market price for the Registrant's common stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 6. Selected Financial Data

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 8. Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of January 3, 1998, and Supplementary Data are included in the Registrant's 1997 Annual Report to Shareholders and are incorporated herein by reference.

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

                                        8PAGE

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

                                        9PAGE

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

                                       10PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 19, 1998              THERMO OPTEK CORPORATION


                                      By:  Robert J. Rosenthal
                                           -------------------------
                                           Robert J. Rosenthal
                                           President and
                                             Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of March 19, 1998.

    Signature                           Title
    ---------                           -----


    By: Robert J. Rosenthal             President, Chief Executive Officer,
        ---------------------------
        Robert J. Rosenthal              and Director


    By: John N. Hatsopoulos             Chief Financial Officer
        ---------------------------
        John N. Hatsopoulos              and Senior Vice President


    By: Paul F. Kelleher                Chief Accounting Officer
        ---------------------------
        Paul F. Kelleher


    By: George N. Hatsopoulos           Director
        ---------------------------
        George N. Hatsopoulos


    By: Stephen R. Levy                 Director
        ---------------------------
        Stephen R. Levy


    By: Earl R. Lewis                   Chairman of the Board and Director
        ---------------------------
        Earl R. Lewis


    By: Robert A. McCabe                Director
        ---------------------------
        Robert A. McCabe


    By: Arvin H. Smith                  Director
        ---------------------------
        Arvin H. Smith

                                       11PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------

    To the Shareholders and Board of Directors of Thermo Optek Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Optek Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 10 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            Arthur Andersen LLP



    Boston, Massachusetts
    February 17, 1998

                                       12PAGE

  SCHEDULE II

                            THERMO OPTEK CORPORATION
                        Valuation and Qualifying Accounts

                                 (In thousands)


               Balance at   Provision             Accounts             Balance
                Beginning  Charged to   Accounts   Written              at End
                  of Year     Expense  Recovered       Off  Other (a)  of Year
  ----------------------------------------------------------------------------
  Allowance for
    Doubtful
    Accounts

  Year Ended
    Jan. 3, 1998   $4,997      $  593     $   83   $(1,036)   $  554    $5,191

  Year Ended
    Dec. 28, 1996  $5,669      $1,074     $  (33)  $(2,739)   $1,026    $4,997

  Year Ended
    Dec. 30, 1995  $2,783      $  378     $   32   $  (788)   $3,264    $5,669
  ____________________
  (a) Includes allowance of businesses acquired during the year as described in Note 2 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders and the effect of foreign currency translation.


                                       13PAGE

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

      2.3 Share Purchase Agreement dated as of July 30, 1997, between the Company and Thermo Instrument (filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 [File No. 1-11757] and incorporated herein by reference).

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

     10.4 Amended and Restated Master Repurchase Agreement dated as of December 28, 1996, between Thermo Electron and the Company (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 [File No. 1-11757] and incorporated herein by reference).

                                       14PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------
     10.5        Amended and Restated Master Guarantee Reimbursement and
                 Loan Agreement dated as December 5, 1997, between Thermo
                 Electron and the Company (filed as Exhibit 10.35 to Thermo
                 Instrument's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-9786] and incorporated herein by reference).

     10.6 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 5, 1997 between Thermo Instrument and the Company.

     10.7 Equity Incentive Plan of the Company (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

                 In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermo Instrument for services rendered to the Registrant or such affiliated corporations. The terms of such plans are substantially the same as those of the Company's Equity Incentive Plan.

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

                                       15PAGE

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

     10.15 Restated Stock Holdings Assistance Plan and Form of Promissory Note (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 [File No. 1-11757] and incorporated herein by reference).

     10.16 $40,000,000 Promissory Note dated as of August 5, 1997, issued by the Company to Thermo Electron (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 [File No. 1-11757] and incorporated herein by reference).

     10.17 $3,800,000 Promissory Note dated as of July 14, 1997, issued by Thermo Vision Corporation to Thermo Electron Corporation (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997 [File No. 1-11757] and incorporated herein by reference).

     10.18 $3.6 Million Principal Amount Promissory Note and $347,438 Principal Amount Promissory Note, both due February 18, 2000, issued by Thermo Vision to Thermo Optek (filed as Exhibit 10.17 to the Thermo Vision's Registration Statement on Form 10 [File No. 1-13391] and incorporated herein by reference).

     13          Annual Report to Shareholders for the Year Ended
                 January 3, 1998 (only those portions incorporated herein by reference).

     21          Subsidiaries of the Registrant.

     23          Consent of Arthur Andersen LLP.

     27.1        Financial Data Schedule for the Year Ended January 3,
                 1998.

                                       16PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------
     27.2        Financial Data Schedule for the Quarter Ended June 28,
                 1996 (restated for the adoption of SFAS No. 128 and the acquisition of VG Systems).

     27.3 Financial Data Schedule for the Quarter Ended September 27, 1996 (restated for the adoption of SFAS No. 128 and the acquisition of VG Systems).
     27.4        Financial Data Schedule for the Year Ended December
                 28, 1996 (restated for the adoption of SFAS No. 128 and the acquisition of VG Systems).

     27.5 Financial Data Schedule for the Quarter Ended April 4, 1997 (restated for the adoption of SFAS No. 128 and the acquisition of VG Systems).