Form 10-Q
period 1998-04-04
THERMO OPTEK CORP
filed 1998-05-12
CIK 1012368

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

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

    8 East Forge Parkway
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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                     Outstanding at May 1, 1998
         ----------------------------         --------------------------
         Common Stock, $.01 par value                 49,580,581
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------

                            THERMO OPTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      April 4,   January 3,
    (In thousands)                                        1998         1998
    -----------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $ 93,065     $ 71,109
      Accounts receivable, less allowances of
        $4,975 and $5,191                               86,424       89,368
      Inventories:
        Raw materials and supplies                      31,995       32,129
        Work in process                                 12,873       11,538
        Finished goods                                  17,984       20,678
      Prepaid expenses                                   8,133        7,276
      Prepaid income taxes                               9,622        9,634
      Due from parent company and affiliated
        companies                                        1,510        6,844
                                                      --------     --------
                                                       261,606      248,576
                                                      --------     --------

    Property, Plant, and Equipment, at Cost             83,291       82,786
      Less: Accumulated depreciation and amortization   29,487       27,573
                                                      --------     --------
                                                        53,804       55,213
                                                      --------     --------
    Patents and Other Assets                             7,318        7,707
                                                      --------     --------
    Due from Thermo Vision Corporation                   3,947        3,947
                                                      --------     --------
    Cost in Excess of Net Assets of Acquired
      Companies                                        229,579      231,028
                                                      --------     --------
                                                      $556,254     $546,471
                                                      ========     ========


                                        2PAGE

                            THERMO OPTEK CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     April 4,     January 3,
    (In thousands except share amounts)                  1998           1998
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations (includes $40,000
        due to Thermo Electron)                      $ 54,956       $ 56,875
      Accounts payable                                 21,546         22,095
      Accrued payroll and employee benefits            10,873         11,492
      Accrued income taxes                             22,027         18,811
      Accrued installation and warranty expenses       17,655         18,643
      Deferred revenue                                 21,116         19,229
      Other accrued expenses                           32,351         32,052
                                                     --------       --------
                                                      180,524        179,197
                                                     --------       --------
    Deferred Income Taxes                              12,398         12,456
                                                     --------       --------
    Other Deferred Items                                2,441          2,678
                                                     --------       --------
    Long-term Obligations:
      5% Subordinated convertible debentures           79,916         79,956
      Other                                             1,370          1,444
                                                     --------       --------
                                                       81,286         81,400
                                                     --------       --------

    Shareholders' Investment:
      Common stock, $.01 par value, 100,000,000
        shares authorized; 49,576,317 and
        49,569,819 shares issued                          496            496
      Capital in excess of par value                  240,076        239,507
      Retained earnings                                46,321         37,100
      Treasury stock at cost, 619 and 594 shares          (11)           (10)
      Accumulated other comprehensive items
        (Note 3)                                       (7,277)        (6,353)
                                                     --------       --------
                                                      279,605        270,740
                                                     --------       --------
                                                     $556,254       $546,471
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                            THERMO OPTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                     ---------------------
                                                     April 4,    March 29,
    (In thousands except per share amounts)              1998         1997
    ----------------------------------------------------------------------
    Revenues                                         $103,554     $106,175
                                                     --------     --------

    Costs and Operating Expenses:
      Cost of revenues                                 55,472       56,784
      Selling, general, and administrative expenses    26,004       26,779
      Research and development expenses                 5,599        6,407
                                                     --------     --------
                                                       87,075       89,970
                                                     --------     --------

    Operating Income                                   16,479       16,205

    Interest Income (includes $187 from related
      party in 1998)                                    1,090          893
    Interest Expense (includes $578 to related
      party in 1998)                                   (1,792)      (1,793)
                                                     --------     --------
    Income Before Provision for Income Taxes           15,777       15,305
    Provision for Income Taxes                          6,556        6,407
                                                     --------     --------
    Net Income                                       $  9,221     $  8,898
                                                     ========     ========
    Earnings per Share (Note 2):
      Basic                                          $    .19     $    .18
                                                     ========     ========
      Diluted                                        $    .18     $    .17
                                                     ========     ========
    Weighted Average Shares (Note 2):
      Basic                                            49,573       48,450
                                                     ========     ========
      Diluted                                          55,720       55,017
                                                     ========     ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                            THERMO OPTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                        Three Months Ended
                                                      ----------------------
                                                      April 4,     March 29,
    (In thousands)                                        1998          1997
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                      $  9,221      $  8,898
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                  3,440         3,855
          Provision for losses on accounts receivable      102            33
          Other noncash items                              389           415
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                        2,387        (8,442)
              Inventories                                1,289        (5,515)
              Other current assets                        (891)       (1,840)
              Accounts payable                            (537)         (673)
              Amounts due to affiliated companies       (1,305)       12,643
              Other current liabilities                  3,917         2,209
          Other                                            269           237
                                                      --------      --------
    Net cash provided by operating activities           18,281        11,820
                                                      --------      --------

    Investing Activities:
      Acquisitions, net of cash acquired                     -        (2,571)
      Refund from parent company for acquisitions        6,737             -
      Purchases of property, plant, and equipment       (1,061)       (1,929)
      Other                                               (201)           94
                                                      --------      --------
    Net cash provided by (used in) investing
      activities                                         5,475        (4,406)
                                                      --------      --------
    Financing Activities:
      Net proceeds from issuance of Company common
        stock                                               36             -
      Repayment of short-term obligations, net          (1,823)       (7,452)
      Repayment of long-term obligations                   (85)         (115)
                                                      --------      --------
    Net cash used in financing activities               (1,872)       (7,567)
                                                      --------      --------
    Exchange Rate Effect on Cash                            72          (452)
                                                      --------      --------
    Increase (Decrease) in Cash and Cash Equivalents    21,956          (605)
    Cash and Cash Equivalents at Beginning of Period    71,109        66,293
                                                      --------      --------
    Cash and Cash Equivalents at End of Period        $ 93,065      $ 65,688
                                                      ========      ========

                                        5PAGE

                            THERMO OPTEK CORPORATION

                                   (Unaudited)


                                                        Three Months Ended
                                                      ---------------------
                                                      April 4,    March 29,
    (In thousands)                                        1998         1997
    -----------------------------------------------------------------------
    Noncash Activities:
      Conversion of convertible debentures            $     40     $      -
                                                      ========     ========

      Fair value of assets of acquired companies      $      -     $ 51,032
      Cash paid for acquired companies                       -       (3,016)
      Stock issuable to parent company for acquired
        companies                                            -          (12)
      Due to parent company for acquired companies           -      (38,891)
                                                      --------     --------

        Liabilities assumed of acquired companies     $      -     $  9,113
                                                      ========     ========


    The accompanying notes are an integral part of these consolidated financial statements.










                                        6PAGE

                            THERMO OPTEK CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Optek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, the results of operations for the three-month periods ended April 4, 1998, and March 29, 1997, and the cash flows for the three-month periods ended April 4, 1998, and March 29, 1997. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of January 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    2.  Earnings per Share

        Basic and diluted earnings per share were calculated as follows:

                                                         Three Months Ended
                                                        --------------------
                                                        April 4,   March 29,
    (In thousands except per share amounts)                 1998        1997
    ------------------------------------------------------------------------
    Basic
    Net income                                          $  9,221    $  8,898
                                                        --------    --------
    Weighted average shares                               49,573      48,450
                                                        --------    --------
    Basic earnings per share                            $    .19    $    .18
                                                        ========    ========
    Diluted
    Net income                                          $  9,221    $  8,898
    Effect of convertible debentures                         599         722
                                                        --------    --------
    Income available to common shareholders,
      as adjusted                                       $  9,820    $  9,620
                                                        --------    --------
    Weighted average shares                               49,573      48,450
    Effect of:
      Convertible debentures                               5,731       6,481
      Stock options                                          416          86
                                                        --------    --------
    Weighted average shares, as adjusted                  55,720      55,017
                                                        --------    --------
    Diluted earnings per share                          $    .18    $    .17
                                                        ========    ========

                                        7PAGE

                            THERMO OPTEK CORPORATION

    3.  Comprehensive Income

        During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments reported as a component of shareholders' investment in the accompanying balance sheet. During the first quarter of 1998 and 1997, the Company's comprehensive income totaled $8,297,000 and $3,323,000, respectively.

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations
             ---------------------

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    Overview

        The Company is a worldwide leader in instrumentation based upon energy and light measurements (molecular and elemental analysis), and systems for materials analysis, characterization, and preparation (materials science). The Company provides industry, government, and academia with complete solutions to specific analytical problems, moving sophisticated analytical technology outside the laboratory. The Company's instruments are used in virtually every industry for research and development, manufacturing, and quality control.

        For molecular and elemental analysis, the Company has three principal operating units: Madison, Wisconsin-based Nicolet Instrument Corporation, a manufacturer and distributor of Fourier transform infrared (FT-IR) and FT-Raman spectrometry products; Franklin, Massachusetts-based Thermo Jarrell Ash Corporation, a manufacturer and distributor of atomic absorption (AA) and atomic emission (AE) spectrometry products; and Ecublens, Switzerland-based A.R.L. Applied Research Laboratories S.A., a manufacturer and distributor of wavelength-dispersive X-ray fluorescence and AE instruments.

                                        8PAGE

                            THERMO OPTEK CORPORATION

        For materials science, the Company has one principal operating unit, VG Systems Limited, located in the United Kingdom. VG Systems primarily includes VG Semicon, a manufacturer and distributor of equipment for the production of molecular-beam epitaxy products, and VG Scientific, a manufacturer and distributor of instrumentation for surface and chemical analysis.

        Effective March 12, 1997, the Company acquired Spectronic Instruments Inc., a supplier of ultraviolet/visible (UV/Vis) spectrophotometers and accessories, fluorescence instruments, and diffraction gratings based in Rochester, New York, from Thermo Instrument Systems Inc.

        In December 1997, the Company distributed 100 percent of its Thermo Vision Corporation subsidiary's capital stock in the form of a dividend to the Company's shareholders. Thermo Vision designs, manufactures, and markets a diverse array of photonic products, including optical components, imaging sensors and systems, lasers, optically based instruments, optoelectronics, and fiber optics. As a result of the distribution, Thermo Vision is a publicly traded, majority-owned subsidiary of Thermo Instrument. The consolidated financial statements of the Company include the results for Thermo Vision through December 15, 1997.

        The Company sells its products worldwide. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

        During 1997, the Company's U.S. and foreign operations had revenues to customers in Asia of approximately 22% of total revenues. Certain countries in Asia are experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets. Revenues to customers in South Korea, Taiwan, Singapore, Malaysia, and Indonesia represented approximately 5% of the Company's total 1997 revenues. The Company's sales to Asia could be adversely affected by the unstable economic conditions there.

    Results of Operations

    First Quarter 1998 Compared With First Quarter 1997
    ---------------------------------------------------

        Revenues decreased to $103.6 million in the first quarter of 1998 from $106.2 million in the first quarter of 1997. An increase in revenues of $6.6 million in the first quarter of 1998, due to acquisitions, was more than offset by the distribution of Thermo Vision in late 1997, which had revenues of $7.7 million in the first quarter of 1997. In addition, the Company's revenues decreased by $2.0 million due to the unfavorable effects of currency translation as a result of the strengthening in value of the U.S. dollar relative to currencies in foreign countries in which the Company operates.

                                        9PAGE

                            THERMO OPTEK CORPORATION

    ---------------------------------------------------

        The gross profit margin remained relatively unchanged at 46.4% in the first quarter of 1998 and 46.5% in the first quarter of 1997.

        Selling, general, and administrative expenses as a percentage of revenues were 25% in the first quarter of 1998 and 1997.

        Research and development expenses as a percentage of revenues decreased to 5.4% in the first quarter of 1998 from 6.0% in the first quarter of 1997, primarily due to the distribution of Thermo Vision. During the first quarter of 1997, Thermo Vision invested approximately 11% of sales in research and development.

        Interest income increased slightly to $1.1 million in the first quarter of 1998 from $0.9 million in the first quarter of 1997. Interest expense remained unchanged at $1.8 million in 1998 and 1997.

        The effective tax rate was 42% in the first quarter of 1998 and 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, the nondeductible amortization of cost in excess of net assets of acquired companies, and the inability to provide a tax benefit on foreign losses, offset in part by the tax benefit associated with a foreign sales corporation.

    Liquidity and Capital Resources

        Consolidated working capital was $81.1 million at April 4, 1998, compared with $69.4 million at January 3, 1998. Included in working capital are cash and cash equivalents of $93.1 million at April 4, 1998, compared with $71.1 million at January 3, 1998. Cash provided by operating activities was $18.3 million in the first quarter of 1998. Cash provided by the Company's operating results benefited from a $3.9 million increase in other current liabilities due to an increase in accrued income taxes related to the timing of tax payments. In addition, cash was provided by a $2.4 million decrease in accounts receivable and a $1.3 million decrease in inventory. The decreases in accounts receivable and inventory are the result of management efforts to reduce the Company's investment in these assets.

        The Company's investing activities provided $5.5 million of cash in the first quarter of 1998. The Company received a refund of $6.7 million from Thermo Instrument relating to the purchase of the former Fisons businesses. The Company expended $1.1 million for the purchase of property, plant, and equipment and plans to expend an additional $7.0 million for such purchases in the remainder of 1998.

        The Company's financing activities used $1.9 million of cash in the first quarter of 1998. The Company used $1.8 million for the repayment of short-term borrowings.

        Although the Company expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for any acquisition of complementary businesses. The Company expects that it will finance any such acquisitions through a combination of internal funds, additional debt or equity financing from capital markets, or

                                       10PAGE

                            THERMO OPTEK CORPORATION
    short-term borrowings from Thermo Instrument or Thermo Electron Corporation, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

    PART II - OTHER INFORMATION

    Item 6 - Exhibits
    -----------------

        See Exhibit Index on the page immediately preceding exhibits.
















                                       11PAGE

                            THERMO OPTEK CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of May 1998.

                                           THERMO OPTEK CORPORATION



                                           Paul F. Kelleher
                                           ---------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           ---------------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer and
                                             Senior Vice President

















                                       12PAGE

                            THERMO OPTEK CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      27         Financial Data Schedule.