Form 10-Q
period 1998-07-04
THERMO OPTEK CORP
filed 1998-08-13
CIK 1012368

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                -------------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 4, 1998.

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

       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                   Outstanding at July 31, 1998
     ----------------------------       ----------------------------
     Common Stock, $.01 par value             49,713,464 Actual
                                              51,788,806 Pro Forma

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                            THERMO OPTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                       July 4,  January 3,
(In thousands)                                            1998        1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                           $105,690    $ 71,245
  Accounts receivable, less allowances of $4,669
    and $5,709                                          92,425      99,342
  Inventories:
    Raw materials and supplies                          35,055      35,101
    Work in process                                     14,726      12,369
    Finished goods                                      21,594      22,625
  Prepaid expenses                                       7,586       7,643
  Prepaid income taxes                                   9,643       9,634
  Due from parent company and affiliated companies           -       5,342
                                                      --------    --------

                                                       286,719     263,301
                                                      --------    --------

Property, Plant, and Equipment, at Cost                 94,398      92,711
  Less: Accumulated depreciation and amortization       34,249      29,970
                                                      --------    --------

                                                        60,149      62,741
                                                      --------    --------

Patents and Other Assets                                 7,209       7,707
                                                      --------    --------

Due from Thermo Vision Corporation                       3,947       3,947
                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies     240,697     242,840
                                                      --------    --------

                                                      $598,721    $580,536
                                                      ========    ========

                            THERMO OPTEK CORPORATION

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                       July 4,  January 3,
(In thousands except share amounts)                       1998        1998
--------------------------------------------------------------------------

Current Liabilities:
  Notes payable and current maturities of
    long-term obligations (includes $40,000 due
    to Thermo Electron)                               $ 63,776    $ 67,267
  Accounts payable                                      23,199      22,798
  Accrued payroll and employee benefits                 11,447      12,825
  Accrued income taxes                                  21,911      18,906
  Accrued installation and warranty expenses            17,298      19,266
  Deferred revenue                                      20,756      19,486
  Other accrued expenses                                35,083      35,161
  Due to parent company and affiliated companies         1,572           -
                                                      --------    --------

                                                       195,042     195,709
                                                      --------    --------

Deferred Income Taxes                                   12,381      12,456
                                                      --------    --------

Other Deferred Items                                     2,421       2,678
                                                      --------    --------

Long-term Obligations:
  5% Subordinated convertible debentures                78,176      79,956
  Other                                                  1,230       1,444
                                                      --------    --------

                                                        79,406      81,400
                                                      --------    --------

Shareholders' Investment:
  Common stock, $.01 par value, 100,000,000
    shares authorized; 51,787,215 and 51,645,161
    pro forma shares issued (Note 4)                       518         516
  Capital in excess of par value                       265,695     263,301
  Retained earnings                                     55,919      35,777
  Treasury stock at cost, 1,287 and 594 shares             (22)        (10)
  Accumulated other comprehensive items (Note 3)       (12,639)    (11,291)
                                                      --------    --------

                                                       309,471     288,293
                                                      --------    --------

                                                      $598,721    $580,536
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO OPTEK CORPORATION


                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Three Months Ended
                                                    ---------------------
                                                     July 4,     June 28,
(In thousands except per share amounts)                 1998         1997
-------------------------------------------------------------------------

Revenues                                            $107,829     $127,976
                                                    --------     --------

Costs and Operating Expenses:
  Cost of revenues                                    55,742       69,085
  Selling, general, and administrative expenses       27,301       31,836
  Research and development expenses                    5,972        7,313
                                                    --------     --------

                                                      89,015      108,234
                                                    --------     --------

Operating Income                                      18,814       19,742

Interest Income (includes $56 from related
  party in 1998)                                       1,200          919
Interest Expense (includes $577 and $569 to
  related party)                                      (2,352)      (2,467)
                                                    --------     --------

Income Before Provision for Income Taxes              17,662       18,194
Provision for Income Taxes                             7,330        8,018
                                                    --------     --------

Net Income                                          $ 10,332     $ 10,176
                                                    ========     ========

Earnings per Share (Note 2):
  Basic                                             $    .20     $    .20
                                                    ========     ========
  Diluted                                           $    .19     $    .19
                                                    ========     ========

Weighted Average Shares (Note 2):
  Basic                                               51,674       50,526
                                                    ========     ========
  Diluted                                             57,864       57,026
                                                    ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO OPTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Six Months Ended
                                                      --------------------
                                                       July 4,    June 28,
(In thousands except per share amounts)                   1998        1997
--------------------------------------------------------------------------

Revenues                                              $221,628    $245,343
                                                      --------    --------

Costs and Operating Expenses:
  Cost of revenues                                     116,701     132,035
  Selling, general, and administrative expenses         56,187      62,594
  Research and development expenses                     12,356      14,446
                                                      --------    --------

                                                       185,244     209,075
                                                      --------    --------

Operating Income                                        36,384      36,268

Interest Income (includes $243 from related
  party in 1998)                                         2,301       1,818
Interest Expense (includes $1,155 and $569 to
  related party)                                        (4,254)     (4,558)
                                                      --------    --------

Income Before Provision for Income Taxes                34,431      33,528
Provision for Income Taxes                              14,289      14,445
                                                      --------    --------

Net Income                                            $ 20,142    $ 19,083
                                                      ========    ========

Earnings per Share (Note 2):
  Basic                                               $    .39    $    .38
                                                      ========    ========
  Diluted                                             $    .37    $    .36
                                                      ========    ========

Weighted Average Shares (Note 2):
  Basic                                                 51,661      50,526
                                                      ========    ========
  Diluted                                               57,830      57,059
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO OPTEK CORPORATION


                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                       Six Months Ended
                                                     ---------------------
                                                      July 4,     June 28,
(In thousands)                                           1998         1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                         $ 20,142     $ 19,083
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     7,799        9,051
      Other noncash items                                 763          856
      Changes in current accounts, excluding the
        effects of acquisitions:
          Accounts receivable                           6,604       (2,588)
          Inventories                                  (1,119)      (6,828)
          Other current assets                            (15)        (232)
          Accounts payable                                314       (4,943)
          Amounts due to affiliated companies             227       13,996
          Other current liabilities                       875       (5,009)
      Other                                               334          619
                                                     --------     --------

Net cash provided by operating activities              35,924       24,005
                                                     --------     --------

Investing Activities:
  Acquisitions, net of cash acquired (Note 4)          (1,332)      (2,148)
  Refund from parent company for acquisitions           6,737            -
  Purchases of property, plant, and equipment          (2,648)      (4,362)
  Other                                                  (193)        (136)
                                                     --------     --------

Net cash provided by (used in) investing
  activities                                            2,564       (6,646)
                                                     --------     --------

Financing Activities:
  Net proceeds from issuance of Company common
    stock                                                 140            -
  Decrease in short-term obligations, net              (3,695)      (1,900)
  Repayment of long-term obligations                     (230)        (210)
                                                     --------     --------

Net cash used in financing activities                  (3,785)      (2,110)
                                                     --------     --------

Exchange Rate Effect on Cash                             (258)         (89)
                                                     --------     --------

Increase in Cash and Cash Equivalents                  34,445       15,160
Cash and Cash Equivalents at Beginning of Period       71,245       66,671
                                                     --------     --------

Cash and Cash Equivalents at End of Period           $105,690     $ 81,831
                                                     ========     ========

                            THERMO OPTEK CORPORATION

                                   (Unaudited)


                                                       Six Months Ended
                                                     ---------------------
                                                      July 4,     June 28,
(In thousands)                                           1998         1997
--------------------------------------------------------------------------

Noncash Activities:
  Conversion of convertible debentures               $  1,780     $      -
                                                     ========     ========

  Fair value of assets of acquired companies         $  2,561     $ 51,033
  Cash paid for acquired companies                     (1,397)      (3,017)
  Stock issuable to parent company for acquired
    companies                                               -          (12)
  Due to parent company for acquired companies              -      (38,891)
                                                     --------     --------

    Liabilities assumed of acquired companies        $  1,164     $  9,113
                                                     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO OPTEK CORPORATION

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Optek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and six-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the six-month periods ended July 4, 1998, and June 28, 1997. Interim results are not necessarily indicative of results for a full year.

    Historical financial results have been restated to include Gebruder Haake GmbH (Haake), which was acquired in a transaction accounted for in a manner similar to a pooling of interests (Note 4). The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

2.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                                 Three Months Ended      Six Months Ended
                                 ------------------     ------------------
(In thousands except             July 4,   June 28,     July 4,   June 28,
per share amounts)                  1998       1997        1998       1997
--------------------------------------------------------------------------
Basic
Net income                       $10,332    $10,176     $20,142    $19,083
                                 -------    -------     -------    -------

Weighted averages shares          49,599     48,451      49,586     48,451
Shares issuable in connection
  with the acquisition of
  Haake (Note 4)                   2,075      2,075       2,075      2,075
                                 -------    -------     -------    -------
Pro forma weighted average
  shares                          51,674     50,526      51,661     50,526
                                 -------    -------     -------    -------

Basic earnings per share         $   .20    $   .20     $   .39    $   .38
                                 =======    =======     =======    =======

Diluted
Net income                       $10,332    $10,176     $20,142    $19,083
Effect of convertible
  debentures                         598        722       1,197      1,444
                                 -------    -------     -------    -------

Income available to common
  shareholders, as adjusted      $10,930    $10,898     $21,339    $20,527
                                 -------    -------     -------    -------

Pro forma weighted average
  shares                          51,674     50,526      51,661     50,526
Effect of:
  Convertible debentures           5,715      6,482       5,723      6,481
  Stock options                      475         18         446         52
                                 -------    -------     -------    -------

Pro forma weighted average
  shares, as adjusted             57,864     57,026      57,830     57,059
                                 -------    -------     -------    -------

Diluted earnings per share       $   .19    $   .19     $   .37    $   .36
                                 =======    =======     =======    =======

    The computation of diluted earnings per share for certain periods excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 4, 1998, there were 229,000 of such options outstanding, with exercise prices ranging from $16.65 to $16.88 per share.

3.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments reported as a component of shareholders' investment in the accompanying balance sheet. During the second quarter of 1998 and 1997, the Company's comprehensive income totaled $10,524,000 and $11,494,000, respectively. During the first six months of 1998 and 1997, the Company's comprehensive income totaled $18,794,000 and $12,955,000, respectively.

4.  Acquisitions

    On March 29, 1996, Thermo Instrument Systems Inc. acquired a substantial portion of the businesses constituting the Scientific Instruments Division of Fisons plc (Fisons), a wholly owned subsidiary of Rhone-Poulenc Rorer Inc. In July 1998, the Company agreed to acquire Haake, a business formerly part of Fisons, from Thermo Instrument for 2,075,342 shares of the Company's common stock, valued at $23,815,000 at the time of the transaction, and the assumption of $10,353,000 of debt. The purchase price for this acquisition was determined based on the net tangible book value of Haake at March 29, 1996, and a pro rata allocation of Thermo Instrument's total cost in excess of net assets acquired associated with its acquisition of the Fisons businesses. The purchase price for Haake included $4,781,000 for the increase in the net book value from the date the business was acquired by Thermo Instrument to July 4, 1998. This amount was recorded as a deemed distribution from retained earnings, reflecting payment by the Company to Thermo Instrument for the earnings of Haake from the date of the acquisition by Thermo Instrument until the date of transfer to the Company. Haake is a supplier of viscometry and rheometry systems used by a wide variety of manufacturers to measure the properties of liquid substances. Haake also manufactures mixers, extruders, post-extrusion equipment, circulators, baths, cryostats, water recirculators, and PVT analyzers.

    Because the Company and Haake were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, the Company's historical financial information has been restated to include the results of Haake from March 29, 1996, the date the business was acquired by Thermo Instrument.

    In addition, during the first six months of 1998, the Company acquired two businesses for an aggregate purchase price of $1,397,000 in cash. These acquisitions were accounted for under the purchase method of accounting. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of net assets acquired. Pro forma results of operations are not presented as the acquired businesses were not material to the Company's results of operations.

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

Overview

    The Company is a worldwide leader in instrumentation based upon energy and light measurements (molecular and elemental analysis), systems for materials analysis, characterization, and preparation (materials science). Now, with the acquisition of Gebruder Haake GmbH (Haake) (Note 4), the Company has expanded its presence in the systems for the measurement of physical properties market. The Company provides industry, government, and academia with complete solutions to specific analytical problems, moving sophisticated analytical technology outside the laboratory. The Company's instruments are used in virtually every industry for research and development, manufacturing, and quality control.

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

    Effective March 12, 1997, the Company acquired Spectronic Instruments Inc., a supplier of ultraviolet/visible (UV/Vis) spectrophotometers and accessories, fluorescence instruments, and diffraction gratings based in Rochester, New York, from Thermo Instrument.

    In December 1997, the Company distributed 100 percent of its Thermo Vision Corporation subsidiary's capital stock in the form of a dividend to the Company's shareholders. Thermo Vision designs, manufactures, and markets a diverse array of photonic products, including optical components, imaging sensors and systems, lasers, optically based instruments, optoelectronics, and fiber optics. As a result of the distribution, Thermo Vision is a publicly traded, majority-owned subsidiary of Thermo Instrument. The consolidated financial statements of the Company include the results of Thermo Vision through December 15, 1997.

    The Company sells its products worldwide. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

    During 1997, the Company's U.S. and foreign operations had revenues to customers in Asia of approximately 22% of total revenues. Certain countries in Asia are experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets. The Company's sales to Asia have been adversely affected by the unstable economic conditions there.

    At July 4, 1998, the Company's backlog was $81.7 million, compared with $101.0 million at January 3, 1998, a decrease of $19.3 million. The Company generally does not believe that its backlog is necessarily indicative of the intermediate or long-term trends in its business. However, as described below, the Company is currently experiencing a decrease in sales to the semiconductor industry and to certain countries. If this trend continues, the Company would expect to continue to report lower revenues in 1998 compared with 1997, excluding the effect of the spinout of Thermo Vision, which would adversely impact its operating results.

Results of Operations

Second Quarter 1998 Compared With Second Quarter 1997

    Revenues decreased to $107.8 million in the second quarter of 1998 from $128.0 million in the second quarter of 1997. The decrease was the result of the distribution of Thermo Vision in December 1997, which had revenues of $8.5 million in the second quarter of 1997; a decrease of $7.6 million primarily due to lower sales to the semiconductor industry; lower sales to Asia and, to a lesser extent, South Africa; and a decrease of $2.4 million due to the unfavorable effects of currency translation as a result of the strengthening in the value of the U.S dollar relative to foreign currencies in countries in which the Company operates. In addition, revenues decreased $2.0 million due to a change in distribution channels of an affiliated party, which began selling its products directly and no longer uses the Company's sales offices. Acquisitions increased revenues by $0.3 million in the second quarter of 1998.

    The gross profit margin increased to 48.3% in the second quarter of 1998 from 46.0% in the second quarter of 1997. The increase was primarily due to higher-margin sales from the materials science group due to a change in product mix, improved margins from the Company's inductively coupled plasma (ICP)/mass spectroscopy instrument products, and the reduction of low-margin distribution sales from an affiliated party as described above.

    Selling, general, and administrative expenses as a percentage of revenues remained relatively unchanged at 25.3% and 24.9% in the second quarter of 1998 and 1997, respectively.

    Research and development expenses decreased to $6.0 million in the second quarter of 1998 from $7.3 million in the second quarter of 1997, primarily as a result of the distribution of Thermo Vision.

    Interest income increased to $1.2 million in the second quarter of 1998 from $0.9 million in the second quarter of 1997, due to higher average invested cash balances. Interest expense remained relatively unchanged at $2.4 million in 1998 and $2.5 million in 1997.

    The effective tax rate was 41.5% in the second quarter of 1998 and 44.1% in the second quarter of 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the effect of state income taxes, the nondeductible amortization of cost in excess of net assets of acquired companies, and the inability to provide a tax benefit on foreign losses, offset in part by the tax benefit associated with a foreign sales corporation. The effective tax rate decreased in 1998 primarily as a result of the absence of foreign losses.

    The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products sold as well as products purchased by the Company. The Company believes that its internal information systems and current products are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems and current products, which could result in a material adverse effect on the Company's future results of operations.

    The Company is presently assessing the effect that the year 2000 issue may have on its previously sold products. The Company is also assessing whether its key suppliers are adequately addressing this issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 issue, as it relates to its previously sold products and products purchased from key suppliers, is not reasonably likely to have a material adverse effect on the Company's future results of operations.

First Six Months 1998 Compared With First Six Months 1997

    Revenues decreased to $221.6 million in the first six months of 1998 from $245.3 million in the first six months of 1997. The decrease was the result of the distribution of Thermo Vision, which had revenues of $16.2 million during the first six months of 1997; a $7.7 million decrease primarily due to lower sales to the semiconductor industry, as well as sales into certain territories; a $5.1 million decrease due to the unfavorable effects of currency translation; and a $2.0 million decrease due to a change in distribution channels of an affiliated party, all of which are more fully described in the results of operations for the second quarter. This decrease was offset in part by the inclusion of $7.3 million of revenues from acquisitions in the first six months of 1998.

    The gross profit margin increased to 47.3% in the first six months of 1998 from 46.2% in the first six months of 1997, due to the reasons discussed in the results of operations for the second quarter.

    Selling, general, and administrative expenses as a percentage of revenues remained relatively unchanged at 25.4% and 25.5% in the first six months of 1998 and 1997, respectively

    Research and development expenses decreased to $12.4 million in the first six months of 1998 from $14.4 million in the first six months of 1997, primarily as a result of the distribution of Thermo Vision.

    Interest income increased to $2.3 million in the first six months of 1998 from $1.8 million in the first six months of 1997, due to higher average invested cash balances. Interest expense decreased to $4.3 million in 1998 from $4.6 million in 1997, due to the conversion of a portion of the Company's 5% subordinated convertible debentures into common stock of the Company.

    The effective tax rate was 41.5% and 43.1% in the first six months of 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate and decreased in 1998, primarily due to the reason discussed in the results of operations for the second quarter.

Liquidity and Capital Resources

    Consolidated working capital was $91.7 million at July 4, 1998, compared with $67.6 million at January 3, 1998. Included in working capital are cash and cash equivalents of $105.7 million at July 4, 1998, compared with $71.2 million at January 3, 1998. Cash provided by operating activities was $35.9 million in the first six months of 1998. Cash provided by the Company's operating results benefited from a $6.6 million decrease in accounts receivable as a result of management efforts to reduce the Company's investment in these assets and, to a lesser extent, a decrease in revenues during the second quarter of 1998.

    The Company's investing activities provided $2.6 million of cash in the first six months of 1998. The Company received a refund of $6.7 million from Thermo Instrument relating to the 1997 and 1996 purchases of certain former Fisons businesses. The Company expended $2.6 million for the purchase of property, plant, and equipment during the first six months of 1998 and plans to expend an additional $2.6 million for such purchases during the remainder of 1998.

    The Company's financing activities used $3.8 million of cash in the first six months of 1998. The Company used $3.7 million for the repayment of short-term borrowings. In August 1998, upon maturity, the Company repaid a $40.0 million note payable to Thermo Electron Corporation out of available cash. Also, in August 1998, the Company purchased Scintag Inc. for $4.0 million in cash and the assumption of approximately $0.8 million of debt. Scintag is a leading supplier of powder X-ray diffractometers used primarily in R&D laboratories for applications in metallurgy, materials science, ceramics, electronics, mineralogy, and chemistry. For its latest fiscal year, Scintag had revenues of approximately $5.0 million.

    Although the Company expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for any acquisition of complementary businesses. The Company expects that it will finance any such acquisitions through a combination of internal funds and/or short-term borrowings from Thermo Instrument or Thermo Electron, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

    On June 1, 1998, at the Annual Meeting of Shareholders, the shareholders elected six incumbent directors to a one-year term expiring in 1999. The Directors elected at the meeting were: Dr. George N. Hatsopoulos, Mr. Stephen R. Levy, Mr. Earl R. Lewis, Mr. Robert A. McCabe, Dr. Robert J. Rosenthal, and Mr. Arvin H. Smith. Each director received 48,928,826 shares voted in favor of his election and 27,663 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 5 - Other Information

    Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the Annual Meeting) in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after March 15, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by March 15, 1999, and (b) the conditions set forth in Rule 14a-4(c)(2)(I)-(iii) under the Exchange Act are met.

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of August 1998.

                                       THERMO OPTEK CORPORATION



                                       Paul F. Kelleher
                                       ---------------------------
                                       Paul F. Kelleher
                                       Chief Accounting Officer



                                       John N. Hatsopoulos
                                       ---------------------------
                                       John N. Hatsopoulos
                                       Chief Financial Officer and
                                         Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number       Description of Exhibit
--------------------------------------------------------------------------------
   2         Share Purchase Agreement dated as of August 10, 1998, between the
             Company and Thermo Instrument Systems Inc. Pursuant to Item
             601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

 27.1        Financial Data Schedule for the quarter ended July 4, 1998.

 27.2 Financial Data Schedule for the quarter ended June 28, 1997 (restated for the acquisition of Haake).