Form 10-Q
period 1998-10-03
THERMO OPTEK CORP
filed 1998-11-10
CIK 1012368

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 3, 1998.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                Outstanding at October 30, 1998
     ----------------------------    -------------------------------
     Common Stock, $.01 par value           49,453,364 Actual
                                            51,528,706 Pro Forma

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMO OPTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    October 3,  January 3,
(In thousands)                                            1998        1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                           $ 60,113    $ 71,245
  Accounts receivable, less allowances of $4,850
    and $5,709                                          93,419      99,342
  Inventories:
    Raw materials and supplies                          31,707      35,101
    Work in process                                     16,594      12,369
    Finished goods                                      24,941      22,625
  Prepaid expenses                                       7,294       7,643
  Prepaid income taxes                                   9,654       9,634
  Due from parent company and affiliated companies           -       5,342
                                                      --------    --------

                                                       243,722     263,301
                                                      --------    --------

Property, Plant, and Equipment, at Cost                 97,979      92,711
  Less: Accumulated depreciation and amortization       37,090      29,970
                                                      --------    --------

                                                        60,889      62,741
                                                      --------    --------

Patents and Other Assets                                 6,993       7,707
                                                      --------    --------

Due from Thermo Vision Corporation                       3,947       3,947
                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies
  (Note 4)                                             247,050     242,840
                                                      --------    --------

                                                      $562,601    $580,536
                                                      ========    ========

                            THERMO OPTEK CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                    October 3,  January 3,
(In thousands except share amounts)                       1998        1998
--------------------------------------------------------------------------

Current Liabilities:
  Notes payable and current maturities of
    long-term obligations (includes $40,000 due
    to Thermo Electron at January 3, 1998)            $ 18,570    $ 67,267
  Accounts payable                                      22,270      22,798
  Accrued payroll and employee benefits                 13,242      12,825
  Accrued income taxes                                  19,699      18,906
  Accrued installation and warranty expenses            16,915      19,266
  Deferred revenue                                      21,056      19,486
  Other accrued expenses (Note 6)                       41,373      35,161
  Due to parent company and affiliated companies         1,307           -
                                                      --------    --------

                                                       154,432     195,709
                                                      --------    --------

Deferred Income Taxes                                   12,478      12,456
                                                      --------    --------

Other Deferred Items                                     2,690       2,678
                                                      --------    --------

Long-term Obligations:
  5% Subordinated convertible debentures                73,176      79,956
  Other                                                    788       1,444
                                                      --------    --------

                                                        73,964      81,400
                                                      --------    --------

Shareholders' Investment:
  Common stock, $.01 par value, 100,000,000
    shares authorized; 51,790,115 and 51,645,161
    shares issued                                          518         516
  Capital in excess of par value                       265,600     263,301
  Retained earnings                                     58,445      35,777
  Treasury stock at cost, 137,209 and 594 shares        (1,285)        (10)
  Accumulated other comprehensive items (Note 3)        (4,241)    (11,291)
                                                      --------    --------

                                                       319,037     288,293
                                                      --------    --------

                                                      $562,601    $580,536
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO OPTEK CORPORATION
                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                           $107,507       $127,871
                                                   --------       --------

Costs and Operating Expenses:
  Cost of revenues (Note 6)                          60,128         68,771
  Selling, general, and administrative expenses      26,640         31,421
  Research and development expenses                   6,139          7,925
  Restructuring costs (Note 6)                        8,882              -
                                                   --------       --------

                                                    101,789        108,117
                                                   --------       --------

Operating Income                                      5,718         19,754

Interest Income (includes $58 from related
  party in 1998)                                      1,191          1,420
Interest Expense (includes $192 and $1,279 to
  related party)                                     (1,533)        (3,367)
                                                   --------       --------

Income Before Provision for Income Taxes and
  Extraordinary Item                                  5,376         17,807
Provision for Income Taxes                            3,063          7,599
                                                   --------       --------

Income Before Extraordinary Item                      2,313         10,208
Extraordinary Item, Net of Provision for
  Income Taxes of $125 (Note 5)                         213              -
                                                   --------       --------

Net Income                                         $  2,526       $ 10,208
                                                   ========       ========

Earnings per Share (Note 2):
  Basic                                            $    .05       $    .20
                                                   ========       ========

  Diluted                                          $    .05       $    .19
                                                   ========       ========

Weighted Average Shares (Note 2):
  Basic                                              51,778         50,528
                                                   ========       ========

  Diluted                                            51,883         57,318
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO OPTEK CORPORATION
                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                           $329,135       $373,214
                                                   --------       --------

Costs and Operating Expenses:
  Cost of revenues (Note 6)                         176,829        200,806
  Selling, general, and administrative expenses      82,827         94,015
  Research and development expenses                  18,495         22,371
  Restructuring costs (Note 6)                        8,882              -
                                                   --------       --------

                                                    287,033        317,192
                                                   --------       --------

Operating Income                                     42,102         56,022

Interest Income (includes $300 from related
  party in 1998)                                      3,492          3,238
Interest Expense (includes $1,346 and $1,848 to
  related party)                                     (5,787)        (7,925)
                                                   --------       --------

Income Before Provision for Income Taxes and
  Extraordinary Item                                 39,807         51,335
Provision for Income Taxes                           17,352         22,044
                                                   --------       --------

Income Before Extraordinary Item                     22,455         29,291
Extraordinary Item, Net of Provision for Income
  Taxes of $125 (Note 5)                                213              -
                                                   --------       --------

Net Income                                         $ 22,668       $ 29,291
                                                   ========       ========

Earnings per Share (Note 2):
  Basic                                            $    .44       $    .58
                                                   ========       ========

  Diluted                                          $    .42       $    .55
                                                   ========       ========

Weighted Average Shares (Note 2):
  Basic                                              51,700         50,527
                                                   ========       ========

  Diluted                                            57,689         57,145
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO OPTEK CORPORATION
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                       $ 22,668       $ 29,291
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                  11,756         13,715
      Other noncash items                             3,870          1,268
      Provision for losses on accounts receivable        56            222
      Changes in current accounts, excluding the
        effects of acquisitions:
          Accounts receivable                        10,211         (8,711)
          Inventories                                (2,113)        (1,798)
          Other current assets                          517           (381)
          Accounts payable                           (2,092)        (4,388)
          Due to parent company and affiliated
            companies                                   439         15,677
          Other current liabilities                   2,378           (747)
      Other                                             106            741
                                                   --------       --------

Net cash provided by operating activities            47,796         44,889
                                                   --------       --------

Investing Activities:
  Acquisitions, net of cash acquired (Note 4)        (6,875)       (45,449)
  Refund from parent company for acquisitions         6,737              -
  Cash payment to parent company for
    acquisition of VG Systems                             -        (45,546)
  Purchases of property, plant, and equipment        (4,951)        (6,172)
  Proceeds from sale of property, plant, and
    equipment                                             -          1,456
  Other                                               1,028            (69)
                                                   --------       ---------

Net cash used in investing activities                (4,061)       (95,780)
                                                   --------       --------

Financing Activities:
  Net proceeds from issuance of Company common
    stock                                               182             64
  Repurchase of convertible debentures               (4,587)             -
  Proceeds from issuance (repayment) of
    note payable to Thermo Electron                 (40,000)        43,800
  Decrease in short-term obligations, net           (11,204)        (7,031)
  Repayment of long-term obligations                   (733)           (97)
                                                   --------       ---------

Net cash provided by (used in) financing
  activities                                       $(56,342)      $ 36,736
                                                   --------       --------

                            THERMO OPTEK CORPORATION
                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Exchange Rate Effect on Cash                       $  1,475       $   (874)
                                                   --------       ---------

Decrease in Cash and Cash Equivalents               (11,132)       (15,029)
Cash and Cash Equivalents at Beginning of Period     71,245         66,671
                                                   --------       --------

Cash and Cash Equivalents at End of Period         $ 60,113       $ 51,642
                                                   ========       ========

Noncash Activities:
  Conversion of convertible debentures             $  1,780       $      -
                                                   ========       ========

  Fair value of assets of acquired companies       $ 11,383       $ 55,927
  Cash paid for acquired companies                   (7,505)       (45,707)
  Stock issuable to parent company for acquired
    companies                                             -            (12)
                                                   --------       --------

      Liabilities assumed of acquired companies    $  3,878       $ 10,208
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO OPTEK CORPORATION
                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Optek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 3, 1998, the results of operations for the three- and nine-month periods ended October 3, 1998, and September 27, 1997, and the cash flows for the nine-month periods ended October 3, 1998, and September 27, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                                Three Months Ended       Nine Months Ended
                                -------------------     ------------------
(In thousands except             Oct. 3,  Sept. 27,     Oct. 3,  Sept. 27,
per share amounts)                  1998       1997        1998       1997
--------------------------------------------------------------------------
Basic
Net Income                       $ 2,526    $10,208     $22,668    $29,291
                                 -------    -------     -------    -------

Weighted Average Shares           49,703     48,453      49,625     48,452
Shares Issuable in Connection
  With the Acquisition of
  Haake (Note 4)                   2,075      2,075       2,075      2,075
                                 -------    -------     -------    -------

Pro Forma Weighted Average
  Shares                          51,778     50,528      51,700     50,527
                                 -------    -------     -------    -------

Basic Earnings per Share         $   .05    $   .20     $   .44    $   .58
                                 =======    =======     =======    =======

                                Three Months Ended       Nine Months Ended
                                -------------------     ------------------
(In thousands except             Oct. 3,  Sept. 27,     Oct. 3,  Sept. 27,
per share amounts)                  1998       1997        1998       1997
--------------------------------------------------------------------------
Diluted
Net Income                       $ 2,526    $10,208     $22,668    $29,291
Effect of Convertible
  Debentures                           -        722       1,746      2,165
                                 -------    -------     -------    -------

Income Available to Common
  Shareholders, as Adjusted      $ 2,526    $10,930     $24,414    $31,456
                                 -------    -------     -------    -------

Pro Forma Weighted Average
  Shares                          51,778     50,528      51,700     50,527
Effect of:
  Convertible debentures               -      6,481       5,657      6,481
  Stock options                      105        309         332        137
                                 -------    -------     -------    -------

Pro Forma Weighted Average
  Shares, as Adjusted             51,883     57,318      57,689     57,145
                                 -------    -------     -------    -------

Diluted Earnings per Share       $   .05    $   .19     $   .42    $   .55
                                 =======    =======     =======    =======

    The computation of diluted earnings per share for the three months ended October 3, 1998, does not include the effect of conversion of the Company's 5% subordinated convertible debentures, convertible at $13.94 per share because the effect would be antidilutive. At October 3, 1998, the Company had $73.2 million principal amount outstanding of the subordinated convertible debentures. In addition, the computation of diluted earnings per share for certain periods excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 3, 1998, there were 2,631,607 of such options outstanding, with exercise prices ranging from $10.38 to $16.88 per share.

3.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments reported as a component of shareholders' investment in the accompanying balance sheet. During the third quarter of 1998 and 1997, the Company's comprehensive income totaled $10.9 million and $6.7 million, respectively. During the first nine months of 1998 and 1997, the Company's comprehensive income totaled $29.7 million and $19.7 million, respectively.

4.  Acquisitions

    On March 29, 1996, Thermo Instrument Systems Inc. acquired a substantial portion of the businesses constituting the Scientific Instruments Division of Fisons plc (Fisons), a wholly owned subsidiary of Rhone-Poulenc Rorer Inc. In July 1998, the Company agreed to acquire Gebruder Haake GmbH (Haake), a business formerly part of Fisons, from Thermo Instrument for 2,075,342 shares of the Company's common stock, valued at $23.8 million at the time of the transaction, and the assumption of $10.4 million of debt. The purchase price for this acquisition was determined based on the net tangible book value of Haake at March 29, 1996, and a pro rata allocation of Thermo Instrument's total cost in excess of net assets acquired associated with its acquisition of the Fisons businesses. The purchase price for Haake included $4,781,000 for the increase in the net book value from the date the business was acquired by Thermo Instrument to July 4, 1998. This amount was recorded as a deemed distribution from retained earnings, reflecting payment by the Company to Thermo Instrument for the earnings of Haake from the date of the acquisition by Thermo Instrument until the date of transfer to the Company. Haake is a supplier of viscometry and rheometry systems used by a wide variety of manufacturers to measure the properties of liquid substances. Haake also manufactures mixers, extruders, post-extrusion equipment, circulators, baths, cryostats, water recirculators, and PVT analyzers.

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

    In August 1998, the Company purchased Scintag Inc. for $4.0 million in cash and the assumption of approximately $0.8 million of debt. Scintag, located in Cupertino, California, is a leading supplier of powder X-ray diffractometers used primarily in research laboratories for applications in metallurgy, materials science, ceramics, electronics, mineralogy, and chemistry. In addition, during the first nine months of 1998, the Company acquired two businesses for an aggregate purchase price of $2.6 million in cash and assumption of debt of approximately $0.6 million.

    These acquisitions have been accounted for using the purchase method of accounting and the results of operations have been included in the accompanying financial statements from the respective dates of acquisition. The cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $6.1 million, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocations. To date, the Company has gathered no information that indicates the final allocation of purchase price will differ from the preliminary estimate. Pro forma results have not been presented because the results of the acquired businesses were not material to the Company's results of operations.

5.  Repurchase of Subordinated Convertible Debentures

    In the third quarter of 1998, the Company repurchased $5.0 million principal amount of 5% subordinated convertible debentures for $4.6 million in cash, resulting in an extraordinary gain of $0.2 million, net of taxes of $0.1 million.

    The extraordinary gain increased basic and diluted earnings per share by $.01 in the third quarter of 1998 and basic earnings per share by $.01 in the first nine months of 1998.

6.  Restructuring and Related Costs

    During the third quarter of 1998, the Company recorded restructuring charges and related costs of $10.9 million. Restructuring costs of $8.9 million consists of $6.0 million for severance and benefits for an estimated 170 employees, primarily in manufacturing positions; $1.2 million for lease payments on abandoned facilities; $0.6 million for a write-down of assets, primarily leasehold improvements to be abandoned; $0.4 million for the loss on the sale of a division (VG Broadcast, see below); and $0.7 million for miscellaneous items, including costs for terminating certain contracts and agency relationships. In addition, the Company recorded a $2.0 million inventory write-down related to discontinuing certain product lines and increased excess and obsolescence reserves associated with lower product demand. The inventory write-down is included in cost of revenues in the accompanying statement of income.

    During the third quarter of 1998, the Company sold its VG Broadcast division, a United Kingdom-based business providing data and text transmission equipment to the television industry. In 1997, VG Broadcast had revenues and operating income of $3.2 million and $0.6 million, respectively. In 1998, through the date of its sale in July 1998, it had revenues of $1.4 million and operating income before restructuring costs of $0.4 million.

    In connection with these actions, the Company expects to incur an estimated $0.8 million of expenses in aggregate in the fourth quarter of 1998 and the first quarter of 1999 for costs not permitted as restructuring charges in the third quarter of 1998, pursuant to the requirements of Emerging Issues Task Force Pronouncement 94-3. These costs primarily include costs to move inventory and certain employee relocation and related costs. The Company plans to complete the implementation of its restructuring plan during the first half of 1999.

    During the third quarter of 1998, the Company terminated 53 employees and made $0.5 million of severance payments. The remaining reserve for severance, abandoned-facility and related exit costs of $7.6 million, net of currency changes, is included in other accrued expenses in the accompanying balance sheet as of October 3, 1998.

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

Overview

    The Company is a worldwide leader in instrumentation based upon energy and light measurements (molecular and elemental analysis), and systems for materials analysis, characterization, and preparation (materials science).
With the acquisition of Gebruder Haake GmbH
(Haake; Note 4), the Company has expanded its presence in the physical properties market. The Company provides industry, government, and academia with complete solutions to specific analytical problems, moving sophisticated analytical technology outside the laboratory. The Company's instruments are used in virtually every industry for research and development, manufacturing, and quality control.

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

    Effective March 12, 1997, the Company acquired Spectronic Instruments Inc., from Thermo Instrument. Based in Rochester, New York, Spectronic is a supplier of ultraviolet/visible (UV/Vis) spectrophotometers and accessories, fluorescence instruments, and diffraction gratings.

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

    During 1997, the Company's U.S. and foreign operations had revenues from customers in Asia of approximately 22% of total revenues. Certain countries in Asia are experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets. The Company's sales to Asia have been adversely affected by the unstable economic conditions there.

    At October 3, 1998, the Company's backlog was $76.5 million, compared with $81.7 million at July 4, 1998, and $101.0 million at January 3, 1998. The Company generally does not believe that its backlog is necessarily indicative of the intermediate or long-term trends in its business. However, the Company is currently experiencing a decrease in sales to certain countries, primarily in Asia and to the semiconductor industry. The Company expects to continue to report lower revenues in 1998 compared with 1997, excluding the effect of the spinout of Thermo Vision, which could adversely impact its operating results.

Results of Operations

Third Quarter 1998 Compared With Third Quarter 1997

    Revenues decreased to $107.5 million in the third quarter of 1998 from $127.9 million in the third quarter of 1997. The decrease was due to a reduction in revenues of $11.2 million primarily resulting from lower sales to Asia and lower sales to the semiconductor industry; the distribution of Thermo Vision in December 1997, which had revenues of $10.0 million in the third quarter of 1997; a decrease in sales of $0.8 million due to the July 1998 sale of VG Broadcast; and a decrease of $0.1 million due to the unfavorable effects of currency translation as a result of the strengthening in the value of the U.S. dollar relative to foreign currencies in countries in which the Company operates. Acquisitions increased revenues by $1.7 million in the third quarter of 1998.

    The gross profit margin decreased to 44.1% in the third quarter of 1998 from 46.2% in the third quarter of 1997, due to inventory write-downs of $2.0 million in 1998 for discontinued products and excess inventories caused by decreased product demand (Note 6). Excluding the impact of the write-downs, the gross profit margin would have been relatively constant at 45.9% in 1998.

    Selling, general, and administrative expenses as a percentage of revenues remained relatively unchanged at 24.8% and 24.6% in the third quarter of 1998 and 1997, respectively.

    Research and development expenses decreased to $6.1 million in the third quarter of 1998 from $7.9 million in the third quarter of 1997, primarily as a result of the distribution of Thermo Vision.

    In addition to the inventory write-downs, the Company recorded restructuring costs of $8.9 million primarily related to severance costs and the closure of facilities (Note 6).

    Interest income remained relatively unchanged at $1.2 million in the third quarter of 1998, compared with $1.4 million in the third quarter of 1997. Interest expense decreased to $1.5 million in 1998 from $3.4 million in 1997, due primarily to the repayment of a $40.0 million note payable to Thermo Electron Corporation in August 1998. In addition, interest expense declined due to the conversion of a portion of the Company's subordinated convertible debentures into common stock of the Company.

    The effective tax rate was 57% in the third quarter of 1998 and 43% in the third quarter of 1997. The effective tax rate in 1998 increased primarily due to the effect of losses benefited in certain low-tax jurisdictions. In addition, the Company's effective tax rate for both periods exceeded the federal statutory rate due to the effect of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies, offset in part by the tax benefit associated with a foreign sales corporation.

    During the third quarter of 1998, the Company recorded an extraordinary gain, net of tax, of $0.2 million related to the early extinguishment of debt (Note 5).

First Nine Months 1998 Compared With First Nine Months 1997

    Revenues decreased to $329.1 million in the first nine months of 1998 from $373.2 million in the first nine months of 1997. The decrease was the result of several factors including the distribution of Thermo Vision, which had revenues of $26.2 million during the first nine months of 1997; an $18.9 million decrease primarily resulting from lower sales to Asia and lower sales to the semiconductor industry; a $5.3 million decrease due to the unfavorable effects of currency translation; a $2.0 million decrease due to a change in distribution channels of an affiliated party; and a $0.8 million decrease due to the sale of VG Broadcast. These decreases were offset in part by the inclusion of $9.1 million of revenues from acquisitions in the first nine months of 1998.

    The gross profit margin was 46.3% in the first nine months of 1998 compared with 46.2% in the first nine months of 1997. Excluding the impact of inventory write-downs of $2.0 million described in the results of operations for the third quarter, the gross profit margin for 1998 would have increased to 46.9%, primarily due to higher margin sales at certain of the Company's divisions.

    Selling, general, and administrative expenses as a percentage of revenues were unchanged at 25.2% in the first nine months of 1998 and 1997.

    Research and development expenses decreased to $18.5 million in the first nine months of 1998 from $22.4 million in the first nine months of 1997, primarily as a result of the distribution of Thermo Vision.

    In addition to the inventory write-downs, the Company recorded restructuring costs of $8.9 million related to severance costs and the closure of facilities (Note 6).

    Interest income increased to $3.5 million in the first nine months of 1998 from $3.2 million in the first nine months of 1997, due to higher average invested balances. Interest expense decreased to $5.8 million in 1998 from $7.9 million in 1997, due to the reasons described in the results of operations for the third quarter.

    The effective tax rate was 44% and 43% in the first nine months of 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate due to the reasons described in the results of operations for the third quarter.

Liquidity and Capital Resources

    Consolidated working capital was $89.3 million at October 3, 1998, compared with $67.6 million at January 3, 1998. Included in working capital are cash and cash equivalents of $60.1 million at October 3, 1998, compared with $71.2 million at January 3, 1998. Cash provided by operating activities was $47.8 million in the first nine months of 1998. Cash provided by the Company's operating results benefited from a $10.2 million decrease in accounts receivable as a result of a decrease in revenues during 1998 compared with 1997 and management's efforts to improve collections in 1998.

    The Company's investing activities used $4.1 million of cash in the first nine months of 1998. The Company expended $6.9 million, net of cash acquired for the acquisition of three companies (Note 4). The Company received a refund of $6.7 million from Thermo Instrument relating to the 1997 and 1996 purchases of certain former Fisons businesses. The Company expended $5.0 million for the purchase of property, plant, and equipment during the first nine months of 1998 and plans to expend an additional $1.7 million for such purchases during the remainder of 1998.

    The Company's financing activities used $56.3 million of cash in the first nine months of 1998. In August 1998, upon maturity, the Company repaid a $40.0 million note payable to Thermo Electron out of available cash. The Company used $11.2 million for the repayment of short-term borrowings in the first nine months of 1998. The Company's Board of Directors has authorized the repurchase, through September 25, 1999, of up to $20.0 million of Company securities. Through October 3, 1998, the Company had expended $4.6 million under this authorization for the purchase of subordinated convertible debentures and had committed an additional $1.3 million for the purchase of Company common stock, which was payable as of October 3, 1998, in settlement of trades executed prior to that date. Any such purchases are funded from working capital.

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

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's current products and certain discontinued products; (iii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

The Company's State of Readiness

    The Company has tested and evaluated its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company is currently in the process of upgrading or replacing its noncompliant systems. The Company expects that all of its material information technology systems will be year 2000 compliant by the end of 1999. The Company is also evaluating the potential year 2000 impact on its facilities, including its buildings and utility systems. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company believes that all of the material products that it currently manufactures and sells are year 2000 compliant. However, as many of the Company's products are complex, interact with third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products and may offer upgrades or alternative products where reasonably practicable.

    The Company is in the process of identifying and contacting suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers. The Company intends to follow up and monitor the year 2000 compliant progress of significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

Contingency Plans

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. These plans may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Costs to Address the Company's Year 2000 Issues

    To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

(b) Reports on Form 8-K

    On September 29, 1998, the Company filed a Current Report on Form 8-K dated September 29, 1998, with respect to restructuring and other charges recorded during the third quarter of 1998.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of November 1998.

                                       THERMO OPTEK CORPORATION



                                       Paul F. Kelleher
                                       -----------------------------
                                       Paul F. Kelleher
                                       Chief Accounting Officer



                                       John N. Hatsopoulos
                                       -----------------------------
                                       John N. Hatsopoulos
                                       Chief Financial Officer and
                                         Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
-----------------------------------------------------------------------------
 27.1      Financial Data Schedule for the quarter ended October 3, 1998.

 27.2 Financial Data Schedule for the quarter ended September 27, 1997 (restated for the acquisition of Haake).