Form 10-K
period 1999-01-02
THERMO OPTEK CORP
filed 1999-03-19
CIK 1012368

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
            ----------------------------------------------------

                                 FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended January 2, 1999.

[   ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

                       Commission file number 1-11757

                          THERMO OPTEK CORPORATION
           (Exact name of Registrant as specified in its charter)

Delaware                                                         04-3283973
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

8E Forge Parkway
Franklin, Massachusetts                                               02038
(Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code: (781) 622-1000

        Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
 Common Stock, $.01 par value               American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 29, 1999, was approximately $25,607,000.

As of January 29, 1999, the Registrant had 49,140,164 actual shares and 51,215,506 pro forma shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 2, 1999, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1999, are incorporated by reference into
Part III.

                                   PART I

Item 1.  Business

(a)
General Development of Business

    Thermo Optek Corporation (the Company or the Registrant) is a worldwide leader in spectroscopy instrumentation for molecular and elemental analysis based upon energy and light measurements, as well as systems for materials science, including surface analysis, characterization, preparation, and physical-properties analysis. Thermo Optek provides industry, government, and academia with complete solutions to specific analytical problems, moving sophisticated analytical technology outside the laboratory. The Company's instruments are used in virtually every industry for research and development, manufacturing, and quality control. The businesses of the Company operate in two segments: Spectroscopy (molecular and elemental analysis) and Materials Science (surface analysis, characterization, and preparation and physical-properties analysis).

    An element of the Company's strategy is to acquire products and technologies that complement those of existing Thermo Optek companies. In August 1998, the Company acquired Gebrueder Haake GmbH (Haake) from Thermo Instrument. This business was originally part of the Scientific Instruments Division of Fisons plc (Fisons), a wholly owned subsidiary of Rhone-Pulenc Rorer, Inc. In addition to Haake, Thermo Optek has acquired three other Fisons companies from Thermo Instrument - ARL Applied Research Laboratories (ARL) and VG Elemental, in November 1996 and VG Systems in July 1997. Because Thermo Optek, Haake, ARL, VG Elemental, and VG Systems were deemed for accounting purposes to be under control of Thermo Instrument, their common majority owner, the transactions have been accounted for in a manner similar to a pooling of interests. This means that the effective date for all four acquisitions is March 29, 1996 - the date that the businesses were acquired by Thermo Instrument.

    Haake is a supplier of viscometry and rheometry systems used by a wide variety of manufacturers to measure the physical properties of liquid substances. ARL is a manufacturer of Arc/Spark spectrometers used to analyze solids, such as metals, and X-ray fluorescence instruments, used to analyze nonmetallic solids, such as ceramics. VG Elemental is a manufacturer of inductively coupled plasma (ICP) and mass spectroscopy instruments used to analyze elemental liquids, particularly in high-sensitivity applications, such as the evaluation of nutrition content of baby formulas. VG Systems manufactures instrumentation and equipment for material and surface science analysis.

    On December 15, 1997, the Company distributed 100% of Thermo Vision's outstanding capital stock in the form of a dividend to the Company's shareholders. As a result of the distribution, Thermo Vision, which is in the photonics business, is a publicly traded, majority-owned subsidiary of Thermo Instrument Systems Inc.

    Thermo Optek was incorporated in Delaware in August 1995 as a wholly owned subsidiary of Thermo Instrument. In June and July 1996, the Company sold 3,450,000 shares of its common stock in an initial public offering at $13.50 per share for net proceeds of $42.9 million. As of January 2, 1999, Thermo Instrument owned 47,567,689 shares of the Company's common stock, which include 2,075,342 pro forma shares relating to the acquisition of Haake, representing 93% of such stock outstanding. The 2,075,342 shares of common stock to be issued to Thermo Instrument will be issued when they are listed for trading on the American Stock Exchange. During 1998*, Thermo Instrument purchased 504,600 shares of the Company's common stock in the open market for a total purchase price of $3.8 million. Thermo Instrument develops, manufactures, markets, and services instruments and software used for identification and quantification of complex molecular compounds and elements in gases, liquids, and solids. Uses include pharmaceutical research and clinical diagnostics, monitoring and measuring environmental pollutants, industrial inspection, and test and control for quality assurance and productivity improvement. In addition, Thermo Instrument develops, manufactures, markets, and services equipment for the measurement, preparation, storage, and automation of sample materials and photonics and vacuum components for original equipment manufacturers. Thermo Instrument is an 85%-owned subsidiary of Thermo Electron Corporation. As of January 2, 1999, Thermo Electron owned 1,028,860 shares of the Company's common stock, representing 2% of such stock outstanding. During 1998, Thermo Electron purchased 297,788 shares of the Company's common stock in the open market for a total purchase
--------------------
* References to 1998, 1997, and 1996 herein are for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, respectively.

price of $4.0 million. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser, and electronic information-management technologies.

Forward-looking Statements

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1998 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

    Financial information concerning the Company's segments is summarized in
Note 11 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(c) Description of Business

    (i)  Principal Products and Services

    Almost every element in the periodic table, and nearly all molecules, provide a unique response when exposed to energy (usually light). The Company's light-based instruments "look" at these distinctive signatures to determine the elemental and molecular composition of solids, liquids, and gases. Because light is nondestructive, the Company's technologies do not destroy the sample being tested. The Company's instruments can be found in crime laboratories throughout the world. They are also ideally suited for use in manufacturing, both on and off the production line.

    The Company's lines of business include spectroscopy instruments for molecular and elemental analysis, and systems for materials science. The Company's goal is to design instruments that both analyze substances and synthesize information. Instead of providing raw data that must be interpreted by an expert user, the Company integrates information about the application with a database in its instruments to provide the user with a specific answer relevant to his or her task. For example, the airline industry uses the Company's Fourier transform infrared (FT-IR) instruments to analyze jet engine lubricants to determine when the oil needs to be changed and uses the Company's Arc/Spark products to identify and quantify metals present in the airplane's engine oil. The Company's instruments use this information to pinpoint for airplane maintenance workers when specific engine components need to be serviced or replaced. In another example, automobile recyclers use the Company's Arc/Spark instruments to sort metal components of automobiles. In addition, they use its FT-IR instruments to classify plastics which, to be effectively recycled, cannot be mixed. The Company's instruments instantly identify each of the plastics and indicate to plant workers how to sort the components, without the necessity of interpreting complex data. Similarly, commercial recyclers can use these instruments to assist in the sorting of plastics collected in curbside recycling programs.

    The applications for the Company's products continue to grow as the Company continues to develop increasingly sophisticated instruments that have enormous analytical power, but are easy to use by operators with varying levels of education and technical expertise. Examples of some of the uses for the Company's products follow:

    Spectroscopy Products. Pharmaceutical and chemical manufacturers use the Company's FT-IR and UV/Vis instruments to assess the quality of active ingredients during the production process. They use FT-Raman instruments to "look" through the plastic or glass container to ensure that the contents match the label on the outside. Semiconductor manufacturers use FT-IR instruments in quality control, and to monitor the air in production labs to ensure the safety of their workers.

    The beverage industry uses the Company's UV/Vis instruments to ensure that fruit juice concentrate formulations are blended consistently to specification, and ICP instruments to validate the vitamin and mineral content for nutrition labels.

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

    Materials Science Products. Semiconductor manufacturers rely on the Company's Auger and ESCA instruments to help them in building the next generation of processors, analyzing the surface properties of chips in R&D, and failure analysis. The Company's molecular beam epitaxy products are used in the production of devices for telecommunications equipment, such as mobile phones, high-speed networks, and digital switches. These instruments are used to grow and measure the thin films, with the precision of a single atomic layer, that are the heart of these devices.

    The food and beverage industries are significant customers for the Company's instruments for physical-properties analysis. For instance, consumers can count on the famous smooth body of German beer to remain the same glass after glass because many German beer manufacturers use Thermo Optek's high-precision viscometers to maintain the quality and consistency of their products. The Company's rheometers are key instruments when it comes to controlling the texture of foods to ensure consumer satisfaction as well as shelf life stability, particularly in emulsions, such as mayonnaise or whipped cream.

    The Company's strategy is to continue to develop products and technologies, to acquire product lines and technologies through acquisitions, and to provide its customers with quality support services and applications expertise.

Sales and Marketing

    The Company markets its instruments internally through its own worldwide sales force and through a network of dealers and distributors. In addition, the Company sells certain components and instruments pursuant to original equipment manufacturer arrangements under which third parties purchase and resell the Company's products. The Company's sales force is supported throughout the world by a customer support group which provides training, instrument servicing, and parts replacement.

    (ii) and (xi) New Products; Research and Development

    The Company maintains active programs for the development of new technologies and the enhancement of existing products. Research and development expenses for the Company were $25.0 million in 1998, $30.9 million in 1997, and $26.8 million in 1996.

    (iii)Raw Materials

    Raw materials, components, and supplies purchased by the Company are either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company. To date, the Company has experienced no material difficulties in obtaining these items.

    (iv) Patents, Licenses, and Trademarks

    The Company's policy is to protect its intellectual property rights, including applying for and obtaining patents when appropriate. The Company holds patents relating to its technologies expiring at various dates, with additional patents pending. The Company also enters into licensing agreements with other companies pursuant to which it has obtained rights to specific patents and technical know-how. The Company also considers technical know-how, trade secrets, and trademarks to be important to its business.

    (v)  Seasonal Influences

    There are no significant seasonal influences on the Company's sales of its products.

    (vi) Working Capital Requirements

    There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

    (vii)Dependency on a Single Customer

    No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

    (viii)Backlog

      The Company's backlog of firm orders was:

(In thousands)                                                                             1998       1997
------------------------------------------------------------------------------------- ---------- ----------

Spectroscopy                                                                           $ 62,543   $ 74,655
Materials Science                                                                        22,833     26,296
                                                                                       --------   --------

                                                                                       $ 85,376   $100,951
                                                                                       ========   ========


    The Company believes that substantially all of the backlog at January 2, 1999, will be shipped or completed during 1999. Certain of these orders are subject to cancellation by the customer upon payment of a cancellation charge. The Company's sales to Asia have been adversely affected by the unstable economic conditions there. The unstable conditions and, to a lesser extent, decreased order activity in the semiconductor industry, have resulted in a decrease in backlog. The Company does not believe that the size of its backlog is necessarily indicative of intermediate or long-term trends in its business. However, if the Asia economies were to continue to worsen and order activity were to continue to decrease, the Company could experience a further decrease in revenues, which could adversely impact the Company's business and operating results.

    (ix) Government Contracts

    Not applicable.

    (x)  Competition

    The Company competes in each of its markets primarily on product performance, reliability, customer service, and price. In the Spectroscopy segment, the Company competes primarily with the AI division of The Perkin-Elmer Corporation, Varian Associates, Inc., Hewlett-Packard Company, Spectro Analytical Instruments, Inc., the Digilab division of Bio-Rad Laboratories, Inc., Bruker Instruments, Inc., and Shimadzu Corporation. In the Materials Science segment, the Company competes primarily with Physical Electronics, Inc., Riber Instruments S.A., Kratos (a division of Shimadzu), Omnicron Associates, Brookfield Engineering Laboratories, Inc., and TA Instruments, Inc. (a subsidiary of Waters Corporation).

    (xii) Environmental Protection Regulations

    The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

    (xiii)Number of Employees

    As of January 2, 1999, the Company employed 2,437 people.

(d) Financial Information About Exports by Domestic Operations and About Foreign Operations

    Financial information about exports by domestic operations and about foreign operations is summarized in Note 10 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

(e) Executive Officers of the Registrant

     Name                    Age  Present Title (Fiscal Year First Became
                                  Executive Officer)
     --------------------------------------------------------------------

     Dr. Robert J. Rosenthal 42  President and Chief Executive Officer (1995)
     Gerard Abraham          51  Vice President (1998)
     Roger Herd              61  Vice President (1998)
     Fredric T. Walder       41  Vice President (1998)
     Theo Melas-Kyriazi      39  Chief Financial Officer (1998)
     Paul F. Kelleher        56  Chief Accounting Officer (1995)

    Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal. Dr. Rosenthal has been President and Chief Executive Officer since January 1998, and from August 1995 to 1997, was Executive Vice President and Chief Operating Officer. Dr. Rosenthal was President of Nicolet from 1993 until December 1997. Mr. Abraham has been Vice President since January 1998, and from 1993 to 1997, was President of ARL. Mr. Herd has been Vice President since January 1998, and Managing Director of VG Systems since April 1996. Mr. Herd was Manager of International Business Development for Thermo Instrument from April 1994 to April 1996, and prior to April 1994, was Managing Director of Thermo Instrument Australia PTY Ltd. Mr. Walder has been Vice President since April 1998, and President of Nicolet since December
1997. Mr. Walder was General Manager of Nicolet from January 1997 to December 1997, Vice President of Marketing and Sales from January 1996 to December 1996, Director of Marketing from April 1994 to December 1995, and prior to April 1994, was a Marketing/Product Manager. Mr. Melas-Kyriazi was appointed

Chief Financial Officer of the Company and Thermo Electron on January 1, 1999. Mr. Melas-Kyriazi joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. He was named President and Chief Executive Officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument, in 1994. In 1998, he became Vice President of Corporate Strategy for Thermo Electron. Mr. Melas-Kyriazi remains a Vice President of Thermo Electron. Mr. Kelleher has held comparable positions for at least five years with Thermo Instrument or Thermo Electron. Dr. Rosenthal and Messrs. Abraham, Herd, and Walder are full-time employees of the Company. Messrs. Melas-Kyriazi and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.  Properties

    The Company's Spectroscopy segment owns approximately 678,000 square feet of office and manufacturing space principally in Wisconsin, New York, Colorado, Germany, the United Kingdom, and Switzerland, and leases an additional 512,000 square feet of office and manufacturing space under leases expiring from 1999 through 2017, principally in Massachusetts, Connecticut, and the United Kingdom.

    The Company's Materials Science segment leases approximately 180,000 square feet of office and manufacturing space under leases expiring from 1999 through 2013, principally in the United Kingdom and New Jersey.

    In addition, the Company leases office space throughout the world for its sales and service operations. The Company believes that its facilities are in good condition and are suitable and adequate to meet current needs and that suitable alternate space is readily available if any of such leases are not extended.

Item 3.  Legal Proceedings

    Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

    Not applicable.

                                  PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    Information concerning the market and market price for the Registrant's common stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

    The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated in this document by reference.

Item 8.  Financial Statements and Supplementary Data

    The Registrant's Consolidated Financial Statements as of January 2, 1999, and Supplementary Data are included in the Registrant's 1998 Annual Report to Shareholders and are incorporated herein by reference.

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

                                  PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a,d)         Financial Statements and Schedules

    (1)The consolidated financial statements set forth in the list below are filed as part of this Report.

    (2)The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

    (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

    List of Financial Statements and Schedules Referenced in this Item 14

    Information incorporated by reference from Exhibit 13 filed herewith:

       Consolidated Statement of Income
       Consolidated Balance Sheet
       Consolidated Statement of Cash Flows
       Consolidated Statement of Comprehensive Income and Shareholders'
        Investment
       Notes to Consolidated Financial Statements
       Report of Independent Public Accountants

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

Date:  March 18, 1999               THERMO OPTEK CORPORATION


                                    By: /s/ Robert J. Rosenthal
                                        Robert J. Rosenthal
                                        President and Chief Executive
Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of March 18, 1999.

Signature                           Title


By: /s/ Robert J. Rosenthal         President, Chief Executive Officer,
    Robert J. Rosenthal              and Director


By: /s/ Theo Melas-Kyriazi          Chief Financial Officer
    Theo Melas-Kyriazi


By: /s/ Paul F. Kelleher            Chief Accounting Officer
    Paul F. Kelleher


By: /s/ George N. Hatsopoulos       Director
    George N. Hatsopoulos


By: /s/ Stephen R. Levy             Director
    Stephen R. Levy


By: /s/ Earl R. Lewis               Chairman of the Board and Director
    Earl R. Lewis


By: /s/ Robert A. McCabe            Director
    Robert A. McCabe

                  Report of Independent Public Accountants
To the Shareholders and Board of Directors of Thermo Optek Corporation:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Optek Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 10 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                               Arthur Andersen LLP



Boston, Massachusetts
February 16, 1999


SCHEDULE II

                                         THERMO OPTEK CORPORATION
                                     Valuation and Qualifying Accounts
                                               (In thousands)


Description                                      Provision    Accounts    Accounts   Other (a)     Balance
                                    Balance at  Charged to   Recovered     Written                  at End
                                     Beginning     Expense                     Off                 of Year
                                            of
                                          Year
----------------------------------- ----------- ----------- ----------- ----------- ----------- -----------

Allowance for Doubtful Accounts

Year Ended January 2, 1999             $ 5,709      $  519      $  238      $(1,492)    $  (14)     $4,960

Year Ended January 3, 1998              $5,541      $  629      $   83      $(1,036)    $  492      $5,709

Year Ended December 28, 1996            $5,669      $1,078      $  (33)     $(3,062)    $1,889      $5,541


Description                             Balance at   Established        Cash      Other (c)       Balance
                                         Beginning    as Cost of     Payments                      at End
                                           of Year  Acquisitions                                  of Year
------------------------------------- ------------- ------------- ------------ ------------- -------------

Accrued Acquisition Expenses (b)

Year Ended January 2, 1999                $  2,844      $    763      $(1,640)     $   (832)     $  1,135

Year Ended January 3, 1998                $ 10,303      $  2,153      $(7,346)     $ (2,266)     $  2,844

Year Ended December 28, 1996              $ 11,464      $ 19,832     $(15,800)     $ (5,193)     $ 10,303


Description                             Balance at    Provision                    Other (f)       Balance
                                         Beginning   Charged to   Cash Payments                     at End
                                           of Year  Expense (e)                                    of Year
------------------------------------- ------------- ------------ -------------- ------------- -------------

Accrued Restructuring Costs (d)

Year Ended January 2, 1999                $      -      $ 7,422      $ (2,663)      $    184      $  4,943

(a) Includes allowance of businesses acquired during the year as described in
    Note 2 to Consolidated Financial Statements in the Registrant's 1998 Annual
    Report to Shareholders and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 2 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to
    Shareholders.
(c) Primarily represents reversal of accrued acquisition expenses and corresponding reduction of cost in excess of net assets of acquired companies resulting from finalization of restructuring plans.
(d) The nature of activity in this account is described in Note 9 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to
    Shareholders.
(e) Excludes provision of $0.2 million for an asset write-down and $0.4 million for the loss on the sale of a division.
(f) Represents the effect of foreign currency translation.


                                EXHIBIT INDEX
Exhibit
Number     Description of Exhibit

  2.1 Stock Purchase Agreement dated as of November 4, 1996, among Thermo Instrument, SID Instruments Inc., and ATI Acquisition Corp. (filed as
           Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996 [File No. 1-11757] and incorporated herein by reference).

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

  2.4 Share Purchase Agreement dated as of August 10, 1998, between the Company and Thermo Instrument Systems Inc. Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request (filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 1998 [File No. 1-11757] and incorporated herein by reference).

  3.1 Certificate of Incorporation, as amended, of the Company (filed as Exhibit 3.l to the Company's Registration Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

  3.2 By-laws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

 10.1 Corporate Services Agreement dated as of August 18, 1995, between Thermo Electron and the Company (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

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

Exhibit
Number     Description of Exhibit

 10.6 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 5, 1997 between Thermo Instrument and the Company (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-11757] and incorporated herein by reference).

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

Exhibit
Number     Description of Exhibit

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

 13 Annual Report to Shareholders for the Year Ended January 2, 1999 (only those portions incorporated herein by reference).

 21        Subsidiaries of the Registrant.

 23        Consent of Arthur Andersen LLP.

 27.1      Financial Data Schedule for the year ended January 2, 1999.

 27.2 Financial Data Schedule for the year ended January 3, 1998 (restated for the acquisition of Haake).

 27.3 Financial Data Schedule for the year ended December 28, 1996 (restated for the acquisition of Haake).