Form 10-Q
period 1999-04-03
THERMO OPTEK CORP
filed 1999-05-11
CIK 1012368

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended April 3, 1999

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

                Class                       Outstanding at April 30, 1999
      Common Stock, $.01 par value                 49,035,914 Actual
                                                   51,112,256 Pro Forma


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMO OPTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 3, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents                                                            $ 57,273   $ 59,427
 Accounts receivable, less allowance of $4,882 and $4,960                               98,753    105,759
 Inventories:
   Raw materials and supplies                                                           30,750     30,657
   Work in process                                                                      14,267     12,360
   Finished goods                                                                       21,774     20,680
 Prepaid expenses                                                                        7,251      6,831
 Prepaid income taxes                                                                   10,814     10,777
 Due from Thermo Vision Corporation                                                      3,947          -
 Due from parent company and affiliated companies                                          306        704
                                                                                      --------   --------

                                                                                       245,135    247,195
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                100,072    100,446
 Less:  Accumulated depreciation and amortization                                       38,853     37,552
                                                                                      --------   --------

                                                                                        61,219     62,894
                                                                                      --------   --------

Patents and Other Assets                                                                 5,993      6,427
                                                                                      --------   --------

Due from Thermo Vision Corporation                                                           -      3,947
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                     233,994    241,205
                                                                                      --------   --------

                                                                                      $546,341   $561,668
                                                                                      ========   ========




                            THERMO OPTEK CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 3, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Notes payable and current maturities of long-term obligations                        $ 18,270    $22,602
 Accounts payable                                                                       23,901     22,685
 Accrued payroll and employee benefits                                                  11,969     12,824
 Accrued income taxes                                                                   17,393     20,958
 Accrued installation and warranty expenses                                             13,983     15,171
 Deferred revenue                                                                       22,011     20,017
 Other accrued expenses (Notes 5 and 6)                                                 34,858     35,147
                                                                                      --------   --------

                                                                                       142,385    149,404
                                                                                      --------   --------

Deferred Income Taxes                                                                   10,443     10,546
                                                                                      --------   --------

Other Deferred Items                                                                     2,827      2,906
                                                                                      --------   --------

Long-term Obligations:
 5% Subordinated convertible debentures                                                 68,985     71,505
 Other                                                                                      53        256
                                                                                      --------   --------

                                                                                        69,038     71,761
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 100,000,000 shares authorized;                              518        518
   51,815,565 and 51,790,115 pro forma shares issued (Note 3)
 Capital in excess of par value                                                        266,183    265,904
 Retained earnings                                                                      76,747     69,640
 Treasury stock at cost, 703,309 and 479,209 shares                                     (6,730)    (4,459)
 Deferred compensation                                                                     (74)         -
 Accumulated other comprehensive items (Note 2)                                        (14,996)    (4,552)
                                                                                      --------   --------

                                                                                       321,648    327,051
                                                                                      --------   --------

                                                                                      $546,341   $561,668
                                                                                      ========   ========










The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO OPTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $106,163   $113,799
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of revenues                                                                       57,021     60,959
 Selling, general, and administrative expenses                                          29,274     28,886
 Research and development expenses                                                       6,599      6,384
 Restructuring costs (Note 6)                                                              512          -
                                                                                      --------   --------

                                                                                        93,406     96,229
                                                                                      --------   --------

Operating Income                                                                        12,757     17,570

Interest Income (includes $53 and $187 from a related party)                               648      1,101
Interest Expense (includes $578 to a related party in 1998)                             (1,311)    (1,902)
Other Expense                                                                              (93)         -
                                                                                      --------   --------

Income Before Provision for Income Taxes                                                12,001     16,769
Provision for Income Taxes                                                               4,894      6,959
                                                                                      --------   --------

Net Income                                                                            $  7,107   $  9,810
                                                                                      ========   ========

Earnings per Share (Note 3):
 Basic                                                                                $    .14    $   .19
                                                                                      ========   ========

 Diluted                                                                              $    .14    $   .18
                                                                                      ========   ========

Weighted Average Shares (Note 3):
 Basic                                                                                  51,197     51,648
                                                                                      ========   ========

 Diluted                                                                                56,392     57,795
                                                                                      ========   ========














The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO OPTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $  7,107    $ 9,810
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       3,923      3,876
     Provision for losses on accounts receivable                                           196         85
     Other noncash items                                                                   394        389
     Changes in current accounts:
       Accounts receivable                                                               3,369      4,071
       Inventories                                                                      (5,425)       558
       Other current assets                                                               (669)      (814)
       Accounts payable                                                                  1,890       (167)
       Due to parent company and affiliated companies                                       28     (1,094)
       Other current liabilities                                                          (535)     4,892
   Other                                                                                     -        269
                                                                                      --------    -------

       Net cash provided by operating activities                                        10,278     21,875
                                                                                      --------    -------

Investing Activities:
 Refund from parent company for acquisitions                                                 -      6,737
 Purchases of property, plant, and equipment                                            (3,615)    (1,247)
 Proceeds from sale of property, plant, and equipment                                    1,336         22
 Other                                                                                     (13)      (201)
                                                                                      --------    -------

       Net cash provided by (used in) investing activities                              (2,292)     5,311
                                                                                      --------    -------

Financing Activities:
 Net proceeds from issuance of Company common stock                                         93         36
 Purchases of Company common stock and subordinated convertible                         (4,613)         -
   debentures
 Decrease in short-term obligations, net                                                (3,254)    (2,431)
 Repayment of long-term obligations                                                       (176)       (85)
                                                                                      --------    -------

       Net cash used in financing activities                                            (7,950)    (2,480)
                                                                                      --------    -------

Exchange Rate Effect on Cash                                                            (2,190)      (239)
                                                                                      --------    -------

Increase (Decrease) in Cash and Cash Equivalents                                        (2,154)    24,467
Cash and Cash Equivalents at Beginning of Period                                        59,427     71,245
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $ 57,273    $95,712
                                                                                      ========    =======

Noncash Activities:
 Conversion of convertible debentures                                                 $      -    $    40
                                                                                      ========    =======


The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Optek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 1999, and the results of operations and cash flows for the three-month periods ended April 3, 1999, and April 4, 1998. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of January 2, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments reported as a component of shareholders' investment in the accompanying balance sheet. During the first quarter of 1999 and 1998, the Company had a comprehensive loss of $3,337,000 and comprehensive income of $8,271,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ---------

Basic
Net Income                                                                             $ 7,107     $9,810
                                                                                       -------     ------

Weighted Average Shares                                                                 49,121     49,572
Shares Issuable in Connection With the Acquisition of Gebrueder Haake GmbH               2,076      2,076
                                                                                       -------     ------

Pro Forma Weighted Average Shares                                                       51,197     51,648
                                                                                       -------     ------

Basic Earnings per Share                                                               $   .14     $  .19
                                                                                       =======     ======



3.    Earnings per Share (continued)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ---------

Diluted
Net Income                                                                             $ 7,107    $ 9,810
Effect of Convertible Obligations                                                          533        599
                                                                                       -------    -------

Income Available to Common Shareholders, as Adjusted                                   $ 7,640    $10,409
                                                                                       -------    -------

Pro Forma Weighted Average Shares                                                       51,197     51,648
Effect of:
 Convertible obligations                                                                 5,101      5,731
 Stock options                                                                              94        416
                                                                                       -------    -------

Pro Forma Weighted Average Shares, as Adjusted                                          56,392     57,795
                                                                                       -------    -------

Diluted Earnings per Share                                                             $   .14    $   .18
                                                                                       =======    =======

      The computation of diluted earnings per share for the first quarter of 1999 excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 3, 1999, there were 426,925 of such options outstanding, with exercise prices ranging from $11.45 to $16.65 per share.

      During 1998 and 1997, the Company acquired businesses from Thermo
Instrument Systems Inc. for which part of the purchase price was paid in the form of shares of the Company's common stock. The 2,076,342 shares of common stock to be issued to Thermo Instrument will be issued when they are listed for trading on the American Stock Exchange. Such shares have been assumed outstanding for all periods presented. The Company expects these shares to be issued in the second quarter of 1999.

4.     Business Segment Information

                                                                                        Three Months Ended
                                                                                       April 3,    April 4,
(In thousands)                                                                             1999       1998
------------------------------------------------------------------------------------ ----------- ----------

Revenues:
 Spectroscopy (a)                                                                      $ 81,870    $87,758
 Materials Science (b)                                                                   24,405     26,191
 Intersegment sales elimination (c)                                                        (112)      (150)
                                                                                       --------   --------

                                                                                       $106,163   $113,799
                                                                                       ========   ========

Income Before Provision for Income Taxes:
 Spectroscopy                                                                          $ 10,863    $14,497
 Materials Science                                                                        3,253      4,391
 Corporate (d)                                                                           (1,359)    (1,318)
                                                                                       --------   --------

 Total operating income                                                                  12,757     17,570
 Interest and other expense, net                                                           (756)      (801)
                                                                                       --------   --------

                                                                                       $ 12,001    $16,769
                                                                                       ========   ========

(a) Includes intersegment sales of $32,000 and $43,000 in the first quarter of 1999 and 1998, respectively.
(b) Includes intersegment sales of $80,000 and $107,000 in the first quarter of 1999 and 1998, respectively.
(c) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(d) Primarily general and administrative expenses.

5.    Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at April 3, 1999, primarily included completion of planned severances and abandonment of excess facilities for the acquisitions completed during the last twelve months. A summary of the changes in accrued acquisition expenses, included in other accrued expenses in the accompanying balance sheet, is:

                                                                                Abandonment
                                                                                  of Excess
(In thousands)                                                      Severance    Facilities          Total
--------------------------------------------------------------- -------------- ------------- --------------

Balance at January 2, 1999                                           $    520       $   615       $  1,135
 Usage                                                                    (43)         (151)          (194)
 Currency translation adjustment                                          (39)          (23)           (62)
                                                                     --------       -------       --------

Balance at April 3, 1999                                             $    438       $   441       $    879
                                                                     ========       =======       ========

6.    Restructuring Costs

      During 1998, the Company recorded restructuring costs, which were accounted for in accordance with EITF 94-3, primarily for severance for 160 employees and abandoned facility payments. As of January 2, 1999, the Company had terminated 123 employees and had $4.9 million accrued for severance and facility-closing costs relating to these activities. During the first quarter of 1999, the Company terminated 21 additional employees and recorded additional restructuring charges of $0.5 million primarily for pension costs for terminated employees, facility costs, and additional severance, which could not be accrued previously under EITF 94-3, of which $0.3 million was expended during the quarter. The Company expects to incur additional restructuring costs of $0.7 million through the third quarter of 1999.

      A summary of the changes in accrued restructuring costs, included in other accrued expenses in the accompanying balance sheet, is:

                                                                   Facility-      Other (a)
                                                                     closing
(In thousands)                                      Severance          Costs                        Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                            $ 3,070        $   838        $ 1,035        $ 4,943
 Amount charged to expense                                 65             40            407            512
 Usage                                                 (1,691)          (272)          (828)        (2,791)
                                                      -------        -------        -------        -------

Balance at April 3, 1999                              $ 1,444        $   606        $   614        $ 2,664
                                                      =======        =======        =======        =======

(a)  Includes the effects of currency translation.



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange
Commission.

Overview

      Thermo Optek Corporation (the Company) is a worldwide leader in analytical instruments that use a range of optical spectroscopy and energy-based techniques, and systems for materials analysis, characterization, and preparation. These instruments are used in virtually every industry for elemental and molecular analysis of a wide variety of solids, liquids, and gases, as well as in testing and fabricating advanced materials. The Company operates in two reportable segments: Spectroscopy and Materials Science.

      The Spectroscopy segment has three principal operating units: Madison, Wisconsin-based Nicolet Instrument Corporation, a manufacturer and distributor of Fourier transform infrared (FT-IR) and FT-Raman spectrometry products;
Franklin, Massachusetts-based Thermo Jarrell Ash Corporation, a manufacturer and distributor of atomic absorption (AA) and atomic emission (AE) spectrometry products; and Ecublens, Switzerland-based A.R.L. Applied Research Laboratories
S.A. (ARL), a manufacturer and distributor of wavelength-dispersive X-ray fluorescence and AE instruments.

      The Materials Science segment has two principal operating units, VG
Systems Limited, located in East Grinstead, England, and Gebrueder Haake GmbH
(Haake), located in Karlsruhe, Germany. VG Systems primarily includes VG
Semicon, a manufacturer and distributor of molecular-beam epitaxy systems for the production of gallium arsenide waters, and VG Scientific, a manufacturer and distributor of instrumentation for surface and chemical analysis. Haake is a supplier of viscometry and rheometry systems used by a wide variety of manufacturers to measure the properties of liquid substances.

      The Company sells its products worldwide. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

      In 1998, the Company's U.S. and foreign operations had revenues from customers in Asia of approximately $72.7 million, or 16% of total revenues.
Certain countries in Asia continue to experience a severe economic crisis, characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets. The Company's sales to Asia continue to be adversely affected by the unstable economic conditions there.



Results of Operations

First Quarter 1999 Compared With First Quarter 1998

      Revenues decreased to $106.2 million in the first quarter of 1999 from $113.8 million in the first quarter of 1998. The decrease resulted from several factors including lower sales to Asia and, to a lesser extent, the semiconductor industry, and a decrease in demand at certain divisions relative to the first quarter of 1998. These decreases were offset in part by the inclusion of revenues from acquisitions, net of dispositions, of $2.3 million and the favorable effects of currency translation of $1.4 million due to the weakening in the U.S. dollar relative to the foreign currencies in countries where the Company operates.

      Excluding the impact of acquisitions and foreign exchange, revenues at the Spectroscopy segment decreased $8.4 million, primarily due to decreases in Asian and semiconductor sales. Comparable period revenues at the Materials Science segment, excluding the effect of foreign exchange and acquisitions, net of dispositions, decreased $2.6 million in the first quarter of 1999, primarily due to a decrease in demand at certain divisions relative to the first quarter of 1998.

      The gross profit margin was unchanged at 46% in the first quarter of 1999 and 1998.

      Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the first quarter of 1999 from 25% in the first quarter of 1998, primarily due to lower sales volume, offset in part by cost reductions resulting from restructuring actions taken in 1998.

      Research and development expenses remained relatively unchanged at $6.6 million and $6.4 million in the first quarter of 1999 and 1998, respectively.

      Restructuring costs of $0.5 million in the first quarter of 1999 primarily represent pension costs for terminated employees, severance, and facility costs.
The Company expects to incur an additional $0.7 million of restructuring costs through the third quarter of 1999.

      Interest income decreased to $0.6 million in the first quarter of 1999 from $1.1 million in the first quarter of 1998, primarily due to lower invested balances. Interest expense decreased to $1.3 million in the first quarter of 1999 from $1.9 million in the first quarter of 1998, primarily due to decreased borrowings under notes payable. In addition, interest expense declined due to the conversion of a portion of the Company's subordinated convertible debentures into common stock of the Company and the purchase by the Company of a portion of its subordinated convertible debentures.

      The effective tax rate was 41% in the first quarter of 1999 and 1998. The
Company's effective tax rate for both periods exceeded the statutory federal income tax rate primarily due to state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies, offset in part by the tax benefit associated with a foreign sales corporation.

Liquidity and Capital Resources

      Consolidated working capital was $102.8 million at April 3, 1999, compared with $97.8 million at January 2, 1999. Included in working capital are cash and cash equivalents of $57.3 million at April 3, 1999, compared with $59.4 million at January 2, 1999. During the first quarter of 1999, $10.3 million of cash was provided by operating activities. Cash provided by the Company's operating results benefited from a $3.4 million decrease in accounts receivable, as a result of a decrease in revenues during the first quarter of 1999 and, to a lesser extent, management's efforts to reduce the Company's investment in this asset. These sources of cash were offset in part by $5.4 million of cash used to increase inventories, primarily due to the replenishment of year-end inventory levels and the timing of shipments.


Liquidity and Capital Resources (continued)

      At April 3, 1999, $46.8 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, including for acquisitions, repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a U.S. tax.

      The Company's investing activities used $2.3 million of cash in 1999. The
Company expended $3.6 million for the purchase of property, plant, and equipment. During the remainder of 1999, the Company plans to make capital expenditures of approximately $10 million.

        The Company's financing activities used $8.0 million of cash in the first quarter of 1999. The Company used $4.6 million of cash to repurchase
Company common stock and subordinated convertible debentures pursuant to an authorization by the Company's Board of Directors. At April 3, 1999, the Company had a remaining authorization to purchase $4.8 million of Company common stock and subordinated convertible debentures in the open market or negotiated transactions through September 1999. Any such purchases are funded from working capital. During the first quarter of 1999, the Company repaid $3.4 million of short- and long-term borrowings. The Company's $69.0 million principal amount 5% subordinated convertible debentures are due in October 2000. The Company may need to borrow funds at the debentures' maturity from Thermo Instrument or the guarantor, Thermo Electron, although it has no agreements currently to do so.
The maturity of this debt could adversely affect the Company's liquidity in the last half of 2000.

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

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of key suppliers and vendors; and (iv) developing a contingency plan. Based on its evaluations of its critical facilities, the Company does not believe any material upgrades or modifications are required.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company's efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any noncompliant systems or facilities that were identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 80% complete as of April
3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical facilities will be year 2000 compliant by September 1999.



Year 2000 (continued)

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, will not be year 2000 compliant.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness.
As part of this effort, the Company has developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The
Company has started to follow-up and monitor the year 2000 compliance progress of significant suppliers and vendors that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires. The Company has completed the majority of its assessment of third party risk, and expects to be substantially completed by September 1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 issues.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance. The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Reasonably Likely Worst Case Scenario

        At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The
Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 compliant, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or


Year 2000 (continued)

delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's significant suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year
2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from year 2000 issues could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates, interest rates, and equity prices has not changed materially from year-end 1998.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On March 26, 1999, the Company filed a Current Report on Form 8-K, with respect to the resignation of its President and Chief Executive Officer and the appointment of an Interim President pending a permanent replacement.











                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of May 1999.

                                              THERMO OPTEK CORPORATION



                                              /s/ Paul F. Kelleher
                                              -------------------------
                                              Paul F. Kelleher
                                              Chief Accounting Officer



                                              /s/ Theo Melas-Kyriazi
                                              -------------------------
                                              Theo Melas-Kyriazi
                                              Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

27.1           Financial Data Schedule for the period ended April 3, 1999.

27.2           Financial Data Schedule for the period ended April 4, 1998
               (restated for the acquisition of Haake).

27.3           Amended Financial Data Schedule for the year ended January 2, 1999.

