Form 10-Q
period 1999-07-03
THERMO OPTEK CORP
filed 1999-08-11
CIK 1012368

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
           ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[  X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended July 3, 1999

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                         Commission File Number 1-11757

                            THERMO OPTEK CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                                            04-3283973
(State or other jurisdiction of
incorporation or organization)        (I.R.S. Employer Identification No.)

8 East Forge Parkway
Franklin, Massachusetts                                                  02038
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Class                         Outstanding at July 30, 1999
  Common Stock, $.01 par value                51,092,456

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                            THERMO OPTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 3, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ---------- -----------

Current Assets:
 Cash and cash equivalents                                                            $ 55,054    $59,427
 Advance to affiliate (Note 7)                                                           8,823          -
 Accounts receivable, less allowance of $4,321 and $4,960                               91,273    105,759
 Inventories:
   Raw materials and supplies                                                           32,053     30,657
   Work in process                                                                      13,933     12,360
   Finished goods                                                                       21,623     20,680
 Prepaid expenses                                                                        7,869      6,831
 Prepaid income taxes                                                                   10,821     10,777
 Due from Thermo Vision Corporation                                                      3,947          -
 Due from parent company and affiliated companies                                        1,573        704
                                                                                      --------   --------

                                                                                       246,969    247,195
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 98,885    100,446
 Less:  Accumulated depreciation and amortization                                       40,089     37,552
                                                                                      --------   --------

                                                                                        58,796     62,894
                                                                                      --------   --------

Patents and Other Assets                                                                 5,640      6,427
                                                                                      --------   --------

Due from Thermo Vision Corporation                                                           -      3,947
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                     227,791    241,205
                                                                                      --------   --------

                                                                                      $539,196   $561,668
                                                                                      ========   ========



                            THERMO OPTEK CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 3,  January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Notes payable and current maturities of long-term obligations                        $ 14,981    $22,602
 Accounts payable                                                                       21,418     22,685
 Accrued payroll and employee benefits                                                  11,082     12,824
 Accrued income taxes                                                                   19,246     20,958
 Accrued installation and warranty expenses                                             13,161     15,171
 Deferred revenue                                                                       19,746     20,017
 Other accrued expenses (Notes 5 and 6)                                                 32,272     35,147
                                                                                      --------   --------

                                                                                       131,906    149,404
                                                                                      --------   --------

Deferred Income Taxes                                                                   10,387     10,546
                                                                                      --------   --------

Other Deferred Items                                                                     2,790      2,906
                                                                                      --------   --------

Long-term Obligations:
 5% Subordinated convertible debentures                                                 68,985     71,505
 Other                                                                                      97        256
                                                                                      --------   --------

                                                                                        69,082     71,761
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 100,000,000 shares authorized;                              518        518
   51,815,565 and 51,790,115 shares issued
 Capital in excess of par value                                                        266,184    265,904
 Retained earnings                                                                      86,689     69,640
 Treasury stock at cost, 723,109 and 479,209 shares                                     (6,912)    (4,459)
 Deferred compensation                                                                     (68)         -
 Accumulated other comprehensive items (Note 2)                                        (21,380)    (4,552)
                                                                                      --------   --------

                                                                                       325,031    327,051
                                                                                      --------   --------

                                                                                      $539,196   $561,668
                                                                                      ========   ========









The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO OPTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ---------

Revenues                                                                              $110,142   $107,829
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of revenues                                                                       58,825     55,742
 Selling, general, and administrative expenses                                          27,034     27,301
 Research and development expenses                                                       6,952      5,972
 Restructuring costs (Note 6)                                                              133          -
                                                                                      --------    -------

                                                                                        92,944     89,015
                                                                                      --------    -------

Operating Income                                                                        17,198     18,814

Interest Income (includes $50 and $56 from a related party)                                523      1,200
Interest Expense (includes $577 to a related party in 1998)                             (1,233)    (2,352)
Other Expense                                                                              (53)         -
                                                                                      --------    -------

Income Before Provision for Income Taxes                                                16,435     17,662
Provision for Income Taxes                                                               6,493      7,330
                                                                                      --------    -------

Net Income                                                                            $  9,942    $10,332
                                                                                      ========    =======

Earnings per Share (Note 3):
 Basic                                                                                $    .19    $   .20
                                                                                      ========    =======

 Diluted                                                                              $    .19    $   .19
                                                                                      ========    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  51,093     51,674
                                                                                      ========    =======

 Diluted                                                                                56,072     57,864
                                                                                      ========    =======














The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO OPTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $216,305   $221,628
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of revenues                                                                      115,846    116,701
 Selling, general, and administrative expenses                                          56,308     56,187
 Research and development expenses                                                      13,551     12,356
 Restructuring costs (Note 6)                                                              645          -
                                                                                      --------    -------

                                                                                       186,350    185,244
                                                                                      --------    -------

Operating Income                                                                        29,955     36,384

Interest Income (includes $103 and $243 from a related party)                            1,171      2,301
Interest Expense (includes $1,155 to a related party in 1998)                           (2,544)    (4,254)
Other Expense                                                                             (146)         -
                                                                                      --------    -------

Income Before Provision for Income Taxes                                                28,436     34,431
Provision for Income Taxes                                                              11,387     14,289
                                                                                      --------    -------

Net Income                                                                            $ 17,049    $20,142
                                                                                      ========    =======

Earnings per Share (Note 3):
 Basic                                                                                $    .33    $   .39
                                                                                      ========    =======

 Diluted                                                                              $    .32    $   .37
                                                                                      ========    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  51,145     51,661
                                                                                      ========    =======

 Diluted                                                                                56,232     57,830
                                                                                      ========    =======














The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO OPTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                       July 3,     July 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $ 17,049    $20,142
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       7,844      7,799
     Provision for losses on accounts receivable                                           (85)         -
     Other noncash items                                                                   532        763
     Changes in current accounts excluding the effects of acquisitions:
       Accounts receivable                                                               9,005      6,604
       Inventories                                                                      (7,684)    (1,119)
       Other current assets                                                             (1,296)       (15)
       Accounts payable                                                                    (37)       314
       Due to parent company and affiliated companies                                   (1,103)       227
       Other current liabilities                                                        (2,059)       875
   Other                                                                                     -        334
                                                                                      --------    -------

        Net cash provided by operating activities                                       22,166     35,924
                                                                                      --------    -------

Investing Activities:
 Advances to affiliate, net (Note 7)                                                    (8,823)         -
 Acquisitions, net of cash acquired                                                          -     (1,332)
 Refund from parent company for acquisitions                                                 -      6,737
 Purchases of property, plant, and equipment                                            (4,873)    (2,648)
 Proceeds from sale of property, plant, and equipment                                    1,941          -
 Other                                                                                      12       (193)
                                                                                      --------    -------

        Net cash provided by (used in) investing activities                            (11,743)     2,564
                                                                                      --------    -------

Financing Activities:
 Net proceeds from issuance of Company common stock                                         93        140
 Purchases of Company common stock and subordinated convertible                         (4,794)         -
   debentures
 Decrease in short-term obligations, net                                                (6,272)    (3,695)
 Repayment of long-term obligations                                                       (176)      (230)
                                                                                      --------    -------

        Net cash used in financing activities                                          (11,149)    (3,785)
                                                                                      --------    -------

Exchange Rate Effect on Cash                                                            (3,647)      (258)
                                                                                      --------    -------

Increase (Decrease) in Cash and Cash Equivalents                                        (4,373)    34,445
Cash and Cash Equivalents at Beginning of Period                                        59,427     71,245
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $ 55,054   $105,690
                                                                                      ========   ========






                            THERMO OPTEK CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                       July 3,     July 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Noncash Activities:
 Conversion of convertible debentures                                                 $      -    $ 1,780
                                                                                      ========    =======

 Fair value of assets of acquired companies                                           $      -    $ 2,561
 Cash paid for acquired companies                                                            -     (1,397)
                                                                                      --------    -------

   Liabilities assumed of acquired companies                                          $      -    $ 1,164
                                                                                      ========    =======






































The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO OPTEK CORPORATION

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Optek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, the results of operations for the three- and six-month periods ended July 3, 1999, and July 4, 1998, and the cash flows for the six-month periods ended July 3, 1999, and July 4, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments reported as a component of shareholders' investment in the accompanying balance sheet. During the second quarter of 1999 and 1998, the Company had comprehensive income of $3,558,000 and $10,524,000, respectively. During the first six months of 1999 and 1998, the Company had comprehensive income of $221,000 and $18,794,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended      Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                       $9,942     $10,332    $17,049     $20,142
                                                                 ------     -------    -------     -------

Weighted Average Shares                                          51,093      51,674     51,145      51,661
                                                                 ------     -------     ------     -------

Basic Earnings per Share                                         $  .19     $   .20     $  .33     $   .39
                                                                 ======     =======     ======     =======




3.    Earnings per Share (continued)

                                                                Three Months Ended       Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands except per share amounts)                            1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Diluted
Net Income                                                       $ 9,942     $10,332    $17,049     $20,142
Effect of Convertible Obligations                                    517         598      1,051       1,197
                                                                 -------     -------     ------     -------

Income Available to Common Shareholders, as Adjusted             $10,459     $10,930    $18,100     $21,339
                                                                 -------     -------    -------     -------

Weighted Average Shares                                           51,093      51,674     51,145      51,661
Effect of:
 Convertible obligations                                           4,947       5,715      5,024       5,723
 Stock options                                                        32         475         63         446
                                                                 -------     -------     ------     -------

Weighted Average Shares, as Adjusted                              56,072      57,864     56,232      57,830
                                                                 -------     -------     ------     -------

Diluted Earnings per Share                                       $   .19     $   .19     $  .32     $   .37
                                                                 =======     =======     ======     =======

      The computation of diluted earnings per share for all periods excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 3, 1999, there were 2,629,080 of such options outstanding, with exercise prices ranging from $9.59 to $16.88 per share.

4.     Business Segment Information

                                                                 Three Months Ended       Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands)                                                     1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Spectroscopy (a)                                               $83,844    $ 85,964    $165,714   $173,722
 Materials Science (b)                                           26,327      21,948     50,732      48,139
 Intersegment sales elimination (c)                                 (29)        (83)      (141)       (233)
                                                                -------    --------    -------    --------

                                                                $110,142   $107,829    $216,305   $221,628
                                                                ========   ========    ========   ========

Income Before Provision for Income Taxes:
 Spectroscopy                                                   $13,938    $ 15,996    $24,801    $ 30,493
 Materials Science                                                4,537       4,082      7,790       8,473
 Corporate (d)                                                   (1,277)     (1,264)    (2,636)     (2,582)
                                                                -------    --------    -------    --------

 Total operating income                                          17,198      18,814     29,955      36,384
 Interest and other expense, net                                   (763)     (1,152)    (1,519)     (1,953)
                                                                -------    --------    -------    --------

                                                                $16,435    $ 17,662    $28,436    $ 34,431
                                                                =======    ========    =======    ========

(a) Includes intersegment sales of $32,000 and $43,000 in the first six months of 1999 and 1998, respectively.
(b) Includes intersegment sales of $29,000 and $83,000 in the second quarter of 1999 and 1998, respectively, and $109,000 and $190,000 in the first six months of 1999 and 1998, respectively.
(c) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(d) Primarily general and administrative expenses.

5.    Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at July 3, 1999, primarily included completion of planned severances and abandonment of excess facilities for the acquisitions completed during the last 12 months. A summary of the changes in accrued acquisition expenses, included in other accrued expenses in the accompanying balance sheet, is as follows:

                                                                                Abandonment         Total
                                                                                  of Excess
(In thousands)                                                      Severance    Facilities
--------------------------------------------------------------- -------------- ------------- -------------

Balance at January 2, 1999                                             $  520         $ 615         $1,135
 Usage                                                                    (53)         (281)          (334)
 Currency translation                                                     (60)          (35)           (95)
                                                                       ------         -----         ------

Balance at July 3, 1999                                                $  407         $ 299         $  706
                                                                       ======         =====         ======

6.    Restructuring Costs

      During 1998, the Company recorded restructuring costs, which were accounted for in accordance with EITF 94-3, primarily for severance of 160 employees and facility-closing costs. As of January 2, 1999, the Company had terminated 123 employees and had $4.9 million accrued for severance and facility-closing costs relating to these activities. During the first six months of 1999, the Company terminated 27 additional employees and recorded additional restructuring charges of $0.6 million primarily for pension costs for terminated employees, abandoned lease costs, and other facility costs, which could not be accrued previously under EITF 94-3, all of which was expended during the first six months of 1999. The Company expects to incur additional restructuring costs of $0.6 million in the third quarter of 1999. A summary of the changes in accrued restructuring costs, included in other accrued expenses in the accompanying balance sheet, is as follows:

                                                                   Facility-          Other
                                                                     closing
(In thousands)                                      Severance          Costs                        Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                            $ 3,190        $ 1,069        $   684        $ 4,943
 Amount charged to expense                                (20)           422            243            645
 Usage                                                 (2,105)          (904)          (415)        (3,424)
 Currency translation                                    (197)           (82)           (61)          (340)
                                                      -------        -------        -------        -------

Balance at July 3, 1999                               $   868        $   505        $   451        $ 1,824
                                                      =======        =======        =======        =======


7.    Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron Corporation commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

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

Results of Operations

Second Quarter 1999 Compared With Second Quarter 1998

      Revenues increased to $110.1 million in the second quarter of 1999 from $107.8 million in the second quarter of 1998. Revenues increased $1.5 million from acquisitions, net of dispositions. Revenues decreased $1.5 million due to the unfavorable effects of currency translation due to the strengthening of the U.S. dollar relative to the foreign currencies in countries where the Company operates. Revenues at the Materials Science segment, excluding acquisitions, net of dispositions and foreign currency translation, increased $4.6 million, primarily due to VG Semicon's first shipment of a new model, the V150 system. Excluding the impact of acquisitions, net of dispositions and foreign currency translation, revenues at the Spectroscopy segment decreased $2.4 million, primarily due to a reduction in demand for components sold into the excimer laser market compared to the same period in the prior year due to continuing softness in the semiconductor industry and a reduction in sales at certain elemental analysis businesses due to increased price competition. Backlog at July 3, 1999, increased 8% to $88.6 million from $81.7 million a year ago, as a result of increased demand for new products.

      The gross profit margin decreased to 47% in the second quarter of 1999 from 48% in the second quarter of 1998 primarily due to lower margins at VG Semicon resulting from higher costs on its first V150 system relative to the costs of its other models.

      Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 25% in the second quarter of 1999 and 1998.

      Research and development expenses increased to $7.0 million in the second quarter of 1999 from $6.0 million in the second quarter of 1998 due to increased spending on new product development, including the V150 system at VG Semicon and, to a lesser extent, due to the inclusion of expenses at acquired companies.

      Restructuring costs of $0.1 million in the second quarter of 1999 primarily represents facility-closing costs. The Company expects to incur an additional $0.6 million of restructuring costs in the third quarter of 1999 (Note 6).

      Interest income decreased to $0.5 million in the second quarter of 1999 from $1.2 million in the second quarter of 1998, primarily due to lower average invested balances as a result of the Company's repurchases of its common stock and subordinated convertible debentures. Interest expense decreased to $1.2 million in the second quarter of 1999 from $2.4 million in the second quarter of 1998, primarily due to a decrease in borrowings under notes payable. In addition, interest expense declined due to the conversion of a portion of the Company's subordinated convertible debentures into common stock of the Company and the purchase by the Company of a portion of its subordinated convertible debentures.

      The effective tax rate was 39.5% and 41.5% in the second quarter of 1999 and 1998, respectively. The Company's effective tax rate for both periods exceeded the statutory federal income tax rate primarily due to the effect of foreign tax law and rate differences, state income taxes, and nondeductible amortization of cost in excess of net assets of acquired companies, offset in part by the tax benefit associated with a foreign sales corporation. The effective tax rate decreased as a result of a change in the relative earnings by country and the effect of foreign tax law and rate differences.

First Six Months 1999 Compared With First Six Months 1998

      Revenues decreased to $216.3 million in the first six months of 1999 from $221.6 million in the first six months of 1998. Acquisitions, net of dispositions, contributed $3.4 million of revenues in 1999. Excluding the impact of acquisitions, net of dispositions, revenues at the Spectroscopy segment decreased $10.8 million, primarily due to lower sales to Asia at certain subsidiaries in the first quarter of 1999, reduced demand for components sold into the excimer laser market due to continuing softness in the semiconductor industry, and increased price competition at certain elemental analysis businesses. This decrease in revenues was offset in part by a $1.9 million increase in revenues at the Materials Science segment, excluding the effect of acquisitions, net of dispositions, primarily due to VG Semicon's first shipment of a new model, the V150 system, offset in part by lower revenues due to decreased demand in the first quarter of 1999 at certain divisions.

      The gross profit margin decreased to 46% in the first six months of 1999 from 47% in the first six months of 1998 primarily due to lower margins at VG Semicon resulting from higher costs on its first V150 system relative to the costs of its other models.

      Selling, general, and administrative expenses as a percentage of revenues increased to 26% in the first six months of 1999 from 25% in the first six months of 1998, primarily due to lower sales volume, offset in part by cost reductions resulting from restructuring actions taken in 1998.

      Research and development expenses increased to $13.6 million in the first six months of 1999 from $12.4 million in the first six months of 1998, primarily due to the reasons discussed in the results of operations for the second quarter.

      Restructuring costs of $0.6 million in the first six months of 1999 primarily represent pension costs for terminated employees, abandoned lease costs, and other facility costs (Note 6).

      Interest income decreased to $1.2 million in the first six months of 1999 from $2.3 million in the first six months of 1998 and interest expense decreased to $2.5 million in the first six months of 1999 from $4.3 million in the first six months of 1998, primarily due to the reasons discussed in the results of operations for the second quarter.

      The effective tax rate was 40.0% and 41.5% in the first six months of 1999 and 1998, respectively. The Company's effective tax rate for both periods exceeded the statutory federal income tax rate primarily due to the effect of foreign tax law and rate differences, state income taxes, and nondeductible amortization of cost in excess of net assets of acquired companies, offset in part by the tax benefit associated with a foreign sales corporation. The effective tax rate decreased due to the reasons discussed in the results of operations for the second quarter.

Liquidity and Capital Resources

      Consolidated working capital was $115.1 million at July 3, 1999, compared with $97.8 million at January 2, 1999. Included in working capital are cash and cash equivalents of $55.1 million at July 3, 1999, compared with $59.4 million at January 2, 1999. In addition, as of July 3, 1999, the Company had $8.8 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron Corporation (Note 7), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents. At July 3, 1999, $52.4 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, including for acquisitions, repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a U.S. tax.

      During the first six months of 1999, $22.2 million of cash was provided by operating activities. Cash was provided by a $9.0 million decrease in accounts receivable, primarily as a result of lower revenues in the second quarter of 1999 compared with the fourth quarter of 1998 and, to a lesser extent, management's efforts to improve collections. These sources of cash were offset in part by $7.7 million of cash used to increase inventories, primarily due to the buildup of inventory in preparation for new product introductions in the second half of 1999 and the timing of shipments.

      The Company's investing activities used $11.7 million of cash in the first six months of 1999. Excluding advance to affiliate activity, the Company's primary investing activities included $4.9 million for the purchase of property, plant, and equipment. During the remainder of 1999, the Company plans to make capital expenditures of approximately $9 million.

      The Company's financing activities used $11.1 million of cash in the first six months of 1999. The Company used $4.8 million of cash to repurchase Company common stock and subordinated convertible debentures pursuant to an authorization by the Company's Board of Directors. At July 3, 1999, the Company had a remaining authorization to purchase $4.6 million of Company common stock and subordinated convertible debentures in the open market or negotiated transactions through September 1999. Any such purchases are funded from working capital. During the first six months of 1999, the Company repaid $6.4 million of short- and long-term borrowings. The Company's $69.0 million principal amount 5% subordinated convertible debentures are due in October 2000. The Company may need to borrow funds at the debentures' maturity from Thermo Instrument Systems Inc. or the guarantor, Thermo Electron, although it has no agreements currently to do so. The maturity of this debt could adversely affect the Company's liquidity beginning in the last quarter of 2000.

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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant information technology systems or non-information technology systems that were identified during phase one are prioritized and remediated. Based on its evaluations, the Company does not believe it is required to make any material upgrades to its critical non-information technology systems. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 85% complete as of July 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical non-information technology systems will be year 2000 compliant by September 1999.

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

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has started to follow-up and monitor the year 2000 compliance progress of significant suppliers and vendors that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires. The Company has completed the majority of its assessment of third-party risk, and expects to be substantially completed by the end of September 1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan in October 1999.

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

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 compliant, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from year 2000 issues could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates, interest rates, and equity prices has not changed materially from its exposure at year-end 1998.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

(c)   Recent Sales of Unregistered Securities.

      On May 25, 1999, the Company issued 2,075,342 shares of its common stock to Thermo Instrument Systems Inc. in connection with the Company's acquisition in 1998 of the business comprising the Haake Instruments division of Thermo Instrument. Such shares were valued at approximately $23,814,000 at the time of sale. In addition, on May 25, 1999, the Company issued 1,000 shares of its common stock to Thermo Instrument in connection with its acquisition in 1997 of Spectronic Instruments Inc. from Thermo Instrument. Such shares were valued at approximately $14,000 at the time of sale. Exemption from registration for these transactions is claimed under Section 4(2) of the Securities Act of 1933, as amended.

Item 4 - Submission of Matters to a Vote of Security Holders

     On May 27, 1999, at the Annual Meeting of Shareholders, the shareholders elected five incumbent directors to a one-year term expiring in 2000. The Directors elected at the meeting were: Dr. George N. Hatsopoulos, Mr. Barry S. Howe, Mr. Stephen R. Levy, Mr. Earl R. Lewis, and Mr. Robert A. McCabe. Dr. Hatsopoulos received 48,638,970 shares voted in favor of his election and 10,813 shares voted against. Messrs. Howe and Levy each received 48,639,470 shares voted in favor of his election and 10,313 shares voted against. Mr. Lewis received 48,639,420 shares voted in favor of his election and 10,363 shares voted against. Mr. McCabe received 48,639,520 shares voted in favor of his election and 10,263 shares voted against. No abstentions or broker non-votes were recorded on the election of directors.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of August 1999.

                                                       THERMO OPTEK CORPORATION



                                                       /s/ Paul F. Kelleher
                                                       Paul F. Kelleher
                                                       Chief Accounting Officer



                                                       /s/ Theo Melas-Kyriazi
                                                       Theo Melas-Kyriazi
                                                       Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

10.1 Master Cash Management, Guarantee Reimbursement and Loan Agreement dated as of June 1, 1999, by and between the Registrant and Thermo Electron Corporation.

10.2           Amended and Restated Equity Incentive Plan of the Registrant.

10.3 Amended and Restated Deferred Compensation Plan for Directors of the Registrant.

10.4           Amended and Restated Directors Stock Option Plan of the
               Registrant.

27             Financial Data Schedule.