Form 10-Q
period 1999-10-02
THERMO OPTEK CORP
filed 1999-11-08
CIK 1012368

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 2, 1999

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

          Class                             Outstanding at October 29, 1999
  Common Stock, $.01 par value                         51,092,456


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMO OPTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    October 2, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Assets:
 Cash and cash equivalents                                                            $ 52,107    $59,427
 Advance to affiliate (Note 7)                                                          22,431          -
 Accounts receivable, less allowance of $4,197 and $4,960                               94,475    105,759
 Inventories:
   Raw materials and supplies                                                           33,470     30,657
   Work in process                                                                      14,818     12,360
   Finished goods                                                                       21,593     20,680
 Prepaid expenses                                                                        8,024      6,831
 Prepaid income taxes                                                                   10,906     10,777
 Due from Thermo Vision Corporation                                                      3,947          -
 Due from parent company and affiliated companies                                        1,896        704
                                                                                      --------   --------

                                                                                       263,667    247,195
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                101,928    100,446
 Less:  Accumulated depreciation and amortization                                       42,533     37,552
                                                                                      --------   --------

                                                                                        59,395     62,894
                                                                                      --------   --------

Patents and Other Assets                                                                 5,312      6,427
                                                                                      --------   --------

Due from Thermo Vision Corporation                                                           -      3,947
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                     230,210    241,205
                                                                                      --------   --------

                                                                                      $558,584   $561,668
                                                                                      ========   ========



                            THERMO OPTEK CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    October 2, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Liabilities:
 Short-term obligations and current maturities of long-term                           $ 13,168    $22,602
   obligations (includes advance from affiliate of $2,039;
   Note 7)
 Accounts payable                                                                       22,118     22,685
 Accrued payroll and employee benefits                                                  13,321     12,824
 Accrued income taxes                                                                   18,492     20,958
 Accrued installation and warranty expenses                                             12,649     15,171
 Deferred revenue                                                                       18,801     20,017
 Other accrued expenses (Notes 5 and 6)                                                 34,594     35,147
                                                                                      --------   --------

                                                                                       133,143    149,404
                                                                                      --------   --------

Deferred Income Taxes                                                                   10,502     10,546
                                                                                      --------   --------

Other Deferred Items                                                                     2,995      2,906
                                                                                      --------   --------

Long-term Obligations:
 5% Subordinated convertible debentures (includes $4,375                                68,985     71,505
   and $350 of related-party debt)
 Other                                                                                      90        256
                                                                                      --------   --------

                                                                                        69,075     71,761
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 100,000,000 shares authorized;                              518        518
   51,815,565 and 51,790,115 shares issued
 Capital in excess of par value                                                        266,184    265,904
 Retained earnings                                                                      96,637     69,640
 Treasury stock at cost, 723,109 and 479,209 shares                                     (6,912)    (4,459)
 Deferred compensation                                                                     (61)         -
 Accumulated other comprehensive items (Note 2)                                        (13,497)    (4,552)
                                                                                      --------   --------

                                                                                       342,869    327,051
                                                                                      --------   --------

                                                                                      $558,584   $561,668
                                                                                      ========   ========








The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO OPTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Revenues                                                                              $111,581   $107,507
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of revenues                                                                       59,668     60,128
 Selling, general, and administrative expenses                                          27,505     26,640
 Research and development expenses                                                       7,107      6,139
 Restructuring costs (Note 6)                                                              453      8,882
                                                                                      --------   --------

                                                                                        94,733    101,789
                                                                                      --------   --------

Operating Income                                                                        16,848      5,718

Interest Income (includes $50 and $58 from a related party)                                710      1,191
Interest Expense (includes $191 to a related party in 1998)                             (1,201)    (1,533)
Other Income                                                                               109          -
                                                                                      --------   --------

Income Before Provision for Income Taxes and Extraordinary Item                         16,466      5,376
Provision for Income Taxes                                                               6,518      3,063
                                                                                      --------   --------

Income Before Extraordinary Item                                                         9,948      2,313
Extraordinary Item, Net of Provision for Income Taxes of $125                                -        213
                                                                                      --------   --------

Net Income                                                                            $  9,948   $  2,526
                                                                                      ========   ========

Earnings per Share (Note 3):
 Basic                                                                                $    .19   $    .05
                                                                                      ========   ========

 Diluted                                                                              $    .19   $    .05
                                                                                      ========   ========

Weighted Average Shares (Note 3):
 Basic                                                                                  51,092     51,778
                                                                                      ========   ========

 Diluted                                                                                56,062     51,883
                                                                                      ========   ========











The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO OPTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Revenues                                                                              $327,886   $329,135
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of revenues                                                                      175,514    176,829
 Selling, general, and administrative expenses                                          83,813     82,827
 Research and development expenses                                                      20,658     18,495
 Restructuring costs (Note 6)                                                            1,098      8,882
                                                                                      --------   --------

                                                                                       281,083    287,033
                                                                                      --------   --------

Operating Income                                                                        46,803     42,102

Interest Income (includes $153 and $301 from a related party)                            1,881      3,492
Interest Expense (includes $1,346 to a related party in 1998)                           (3,745)    (5,787)
Other Expense                                                                              (37)         -
                                                                                      --------   --------

Income Before Provision for Income Taxes and Extraordinary Item                         44,902     39,807
Provision for Income Taxes                                                              17,905     17,352
                                                                                      --------   --------

Income Before Extraordinary Item                                                        26,997     22,455
Extraordinary Item, Net of Provision for Income Taxes of $125                                -        213
                                                                                      --------   --------

Net Income                                                                            $ 26,997   $ 22,668
                                                                                      ========   ========

Earnings per Share (Note 3):
 Basic                                                                                $    .53    $   .44
                                                                                      ========   ========

 Diluted                                                                              $    .51    $   .42
                                                                                      ========   ========

Weighted Average Shares (Note 3):
 Basic                                                                                  51,127     51,700
                                                                                      ========   ========

 Diluted                                                                                56,175     57,689
                                                                                      ========   ========











The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO OPTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Operating Activities:
 Net income                                                                           $ 26,997    $22,668
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      12,468     12,653
     Provision for losses on accounts receivable                                          (170)        56
     Extraordinary item                                                                      -       (338)
     Other noncash items                                                                   578      3,311
     Changes in current accounts excluding the effects of acquisitions:
       Accounts receivable                                                               8,338     10,211
       Inventories                                                                      (8,043)    (2,113)
       Other current assets                                                             (1,355)       517
       Accounts payable                                                                    (74)    (2,092)
       Due to parent company and affiliated companies                                   (1,224)       439
       Other current liabilities                                                        (1,764)     2,378
   Other                                                                                     -        106
                                                                                      --------    -------

        Net cash provided by operating activities                                       35,751     47,796
                                                                                      --------    -------

Investing Activities:
 Acquisitions, net of cash acquired                                                          -     (6,875)
 Advances to affiliate, net (Note 7)                                                   (22,431)         -
 Refund from parent company for acquisitions                                                 -      6,737
 Purchases of property, plant, and equipment                                            (7,196)    (4,951)
 Proceeds from sale of property, plant, and equipment                                    2,070          -
 Other                                                                                      48      1,028
                                                                                      --------    -------

        Net cash used in investing activities                                          (27,509)    (4,061)
                                                                                      --------    -------

Financing Activities:
 Net proceeds from issuance of Company common stock                                         93        182
 Purchases of Company common stock and subordinated convertible                         (4,794)    (4,587)
   debentures
 Repayment of note payable to Thermo Electron                                                -    (40,000)
 Decrease in short-term obligations, net                                                (8,566)   (11,204)
 Repayment of long-term obligations                                                       (294)      (733)
                                                                                      --------    -------

        Net cash used in financing activities                                          (13,561)   (56,342)
                                                                                      --------    -------

Exchange Rate Effect on Cash                                                            (2,001)     1,475
                                                                                      --------    -------

Decrease in Cash and Cash Equivalents                                                   (7,320)   (11,132)
Cash and Cash Equivalents at Beginning of Period                                        59,427     71,245
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $ 52,107    $60,113
                                                                                      ========    =======




                            THERMO OPTEK CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Noncash Activities:
 Conversion of convertible debentures                                                 $      -    $ 1,780
                                                                                      ========    =======

 Fair value of assets of acquired companies                                           $      -    $11,383
 Cash paid for acquired companies                                                            -     (7,505)
                                                                                      --------    -------

   Liabilities assumed of acquired companies                                          $      -    $ 3,878
                                                                                      ========    =======






































The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Optek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 1999, the results of operations for the three- and nine-month periods ended October 2, 1999, and October 3, 1998, and the cash flows for the nine-month periods ended October 2, 1999, and October 3, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments reported as a component of shareholders' investment in the accompanying balance sheet. During the third quarter of 1999 and 1998, the Company's comprehensive income totaled
$17.8 million and $10.9 million, respectively. During the first nine months of 1999 and 1998, the Company's comprehensive income totaled $18.1 million and $29.7 million, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended      Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------ ---------- ----------- ----------  ----------

Basic
Net Income                                                       $9,948     $ 2,526    $26,997     $22,668
                                                                 ------     -------    -------     -------

Weighted Average Shares                                          51,092      51,778     51,127      51,700
                                                                 ------     -------     ------     -------

Basic Earnings per Share                                         $  .19     $   .05     $  .53     $   .44
                                                                 ======     =======     ======     =======

Diluted
Net Income                                                       $9,948     $ 2,526    $26,997     $22,668
Effect of Convertible Obligations                                   517           -      1,568       1,746
                                                                 ------     -------     ------     -------

Income Available to Common Shareholders, as Adjusted            $10,465     $ 2,526    $28,565     $24,414
                                                                -------     -------    -------     -------

Weighted Average Shares                                          51,092      51,778     51,127      51,700
Effect of:
 Convertible obligations                                          4,947           -      4,998       5,657
 Stock options                                                       23         105         50         332
                                                                 ------     -------     ------     -------

Weighted Average Shares, as Adjusted                             56,062      51,883     56,175      57,689
                                                                 ------     -------     ------     -------

Diluted Earnings per Share                                       $  .19     $   .05     $  .51     $   .42
                                                                 ======     =======     ======     =======



3.    Earnings per Share (continued)

      The computation of diluted earnings per share for all periods excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 2, 1999, there were 2,612,000 of such options outstanding, with exercise prices ranging from $9.59 to $16.88 per share.

      In the third quarter of 1998, the Company repurchased $5,000,000 principal amount of 5% subordinated convertible debentures for $4,587,000 in cash, resulting in an extraordinary gain of $213,000, net of taxes of $125,000. The extraordinary gain increased basic and diluted earnings per share by $.01 in the third quarter of 1998 and basic earnings per share by $.01 in the first nine months of 1998.

4.     Business Segment Information

                                                                Three Months Ended      Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands)                                                     1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
   Spectroscopy                                                 $87,243    $ 83,210   $252,957    $256,932
   Materials Science                                             24,390      24,440     75,122      72,579
   Intersegment sales elimination (a)                               (52)       (143)      (193)       (376)
                                                                -------    --------    -------    --------

                                                               $111,581    $107,507   $327,886    $329,135
                                                               ========    ========   ========    ========

Income Before Provision for Income Taxes and
 Extraordinary Item:
   Spectroscopy (b)                                             $14,052    $  5,523    $38,853    $ 36,016
   Materials Science (c)                                          4,115       1,550     11,905      10,023
   Corporate (d)                                                 (1,319)     (1,355)    (3,955)     (3,937)
                                                                -------    --------    -------    --------

   Total operating income                                        16,848       5,718     46,803      42,102
   Interest and other expense, net                                 (382)       (342)    (1,901)     (2,295)
                                                                -------    --------    -------    --------

                                                                $16,466    $  5,376    $44,902    $ 39,807
                                                                =======    ========    =======    ========

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and related costs of $0.2 million and $9.2 million in the third quarter of 1999 and 1998, respectively, and $0.7 million and $9.2 million in the first nine months of 1999 and 1998, respectively.
(c) Includes restructuring costs of $0.3 million and $1.7 million in the third quarter of 1999 and 1998, respectively, and $0.4 million and $1.7 million in the first nine months of 1999 and 1998, respectively.
(d) Primarily general and administrative expenses.

5.    Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at October 2, 1999, primarily included completion of planned severances and abandonment of excess facilities for acquisitions completed


5.    Accrued Acquisition Expenses (continued)

during the last 12 months. A summary of the changes in accrued acquisition expenses, included in other accrued expenses in the accompanying balance sheet, follows:

                                                                                Abandonment         Total
                                                                                  of Excess
(In thousands)                                                      Severance    Facilities
--------------------------------------------------------------- -------------- ------------- -------------

Balance at January 2, 1999                                             $  520         $ 615         $1,135
 Usage                                                                   (138)         (396)          (534)
 Currency translation                                                     (47)          (19)           (66)
                                                                       ------         -----         ------

Balance at October 2, 1999                                             $  335         $ 200         $  535
                                                                       ======         =====         ======

6.    Restructuring Costs

      During 1998, the Company recorded restructuring costs, which were accounted for in accordance with EITF 94-3, primarily for severance of 160 employees and facility-closing costs. As of January 2, 1999, the Company had terminated 123 employees and had $4.9 million accrued for severance and facility-closing costs relating to these activities. During the first nine months of 1999, the Company terminated 30 additional employees and recorded additional restructuring charges of $1.1 million, primarily for abandoned lease costs, pension costs for terminated employees, and other facility costs, which could not be accrued previously under EITF 94-3, all of which was expended during the first nine months of 1999. The Company does not expect to incur any additional restructuring costs in 1999. A summary of the changes in accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet, follows:

                                                                   Facility-
                                                                     closing
(In thousands)                                      Severance          Costs          Other          Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                            $ 3,190        $ 1,069        $   684        $ 4,943
 Charged to expense                                        57            798            243          1,098
 Usage                                                 (2,573)        (1,572)          (565)        (4,710)
 Currency translation                                     (75)            24            (68)          (119)
                                                      -------        -------        -------        -------

Balance at October 2, 1999                            $   599        $   319        $   294        $ 1,212
                                                      =======        =======        =======        =======

7.    Cash Management Arrangements

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


7.    Cash Management Arrangements (continued)

      Effective August 1999, the Company's Germany-based subsidiaries commenced use of a new cash management arrangement with a wholly owned subsidiary of Thermo Electron. Under the new arrangement, amounts advanced to or borrowed from the subsidiary of Thermo Electron bear interest at prevailing German market rates, set at the beginning of each month. Thermo Electron's subsidiary maintains cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 100% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries. The Company can withdraw its funds invested in this arrangement with no prior notice.

      Amounts invested in or borrowed under these arrangements are included in "advance to affiliate" or "advance from affiliate," respectively, in the accompanying balance sheet.

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

      The Spectroscopy segment has four principal operating units: Madison, Wisconsin-based Nicolet Instrument Corporation, a manufacturer and distributor of Fourier transform infrared (FT-IR) and FT-Raman spectrometry products;
Ecublens, Switzerland-based A.R.L. Applied Research Laboratories S.A. (ARL), a manufacturer and distributor of wavelength-dispersive X-ray fluorescence and AE instruments; Franklin, Massachusetts-based Thermo Jarrell Ash Corporation, a manufacturer and distributor of atomic absorption (AA) and atomic emission (AE) spectrometry products; and Rochester, New York-based Spectronic Instruments, a manufacturer and distributor of UV-visible spectrophotometers.

      The Materials Science segment has two principal operating units, VG
Systems Limited, located in East Grinstead, England, and Gebrueder Haake GmbH
(Haake), located in Karlsruhe, Germany. VG Systems primarily includes VG
Semicon, a manufacturer and distributor of molecular-beam epitaxy systems for the production of gallium arsenide wafers, and VG Scientific, a manufacturer and distributor of instrumentation for surface and chemical analysis. Haake is a supplier of viscometry and rheometry systems used by a wide variety of manufacturers to measure the properties of liquid substances.

      The Company sells its products worldwide. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.


Results of Operations

Third Quarter 1999 Compared With Third Quarter 1998

      Revenues increased to $111.6 million in the third quarter of 1999 from $107.5 million in the third quarter of 1998. Revenues increased $0.6 million from acquisitions, net of dispositions. Revenues decreased $1.6 million due to the unfavorable effects of currency translation due to the strengthening of the U.S. dollar relative to the foreign currencies in countries in which the Company operates. Revenues at the Spectroscopy segment increased $4.0 million to $87.2 million in 1999. Excluding the impact of acquisitions, net of disposition, and foreign currency translation, revenues at the Spectroscopy segment increased
$4.6 million, primarily due to increases in spectrometry instruments sold by certain elemental analysis businesses and increased shipments of grating components. Increased sales to the semiconductor industry and to Asia contributed to the higher revenue compared with the same quarter a year ago.
Revenues in the Materials Science segment were flat at $24.4 million in both periods. Revenues at this segment, excluding acquisitions, net of disposition, and foreign currency translation, increased $0.5 million, primarily due to increased sales at its VG Semicon business. Backlog at October 2, 1999, increased 13% to $86.5 million from $76.5 million a year ago, as a result of increased demand for new products.

      The gross profit margin increased to 46.5% in the third quarter of 1999 from 44.1% in the third quarter of 1998, primarily due to the inclusion of inventory write-downs of $2.0 million in the 1998 period for discontinued products and excess inventories caused by decreased product demand. The inventory write-downs in 1998 primarily included certain spectrometers in the Spectroscopy segment. Excluding the impact of the write-downs in 1998, the gross profit margin increased 0.5%, primarily due to shipments of higher-margin grating components.

      Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 25% in the third quarter of 1999 and 1998.

      Research and development expenses increased to $7.1 million in the third quarter of 1999 from $6.1 million in the third quarter of 1998, due to increased spending on new product development, including the V150 system at VG Semicon and new products at Nicolet Instrument and Thermo Jarrell Ash.

      Restructuring costs of $0.5 million in the third quarter of 1999 primarily represent facility-closing cash costs associated with the restructuring plan undertaken in 1998 (Note 6). In the third quarter of 1998, in addition to the inventory write-downs described above, the Company recorded restructuring costs of $8.9 million primarily related to severance costs and the closure of facilities.

      Interest income decreased to $0.7 million in the third quarter of 1999 from $1.2 million in the third quarter of 1998, primarily due to lower average invested balances as a result of the Company's repurchases of common stock and subordinated convertible debentures. Interest expense decreased to $1.2 million in the third quarter of 1999 from $1.5 million in the third quarter of 1998, primarily due to lower borrowings under notes payable. In addition, interest expense declined due to the conversion of a portion of the Company's subordinated convertible debentures into common stock of the Company in 1998 and the purchase by the Company of a portion of its subordinated convertible debentures in 1999 and 1998.

      The effective tax rate was 40% and 57% in the third quarter of 1999 and 1998, respectively. The Company's effective tax rate exceeded the statutory federal income tax rate in both periods primarily due to the effect of foreign tax law and rate differences, state income taxes, and nondeductible amortization of cost in excess of net assets of acquired companies, offset in part by the tax benefit associated with a foreign sales corporation. The effective tax rate decreased as a result of the lower relative impact of nondeductible expenses in the 1999 period due to higher profitability.

      During the third quarter of 1998, the Company recorded an extraordinary gain, net of tax, of $0.2 million related to the early extinguishment of debt.



First Nine Months 1999 Compared With First Nine Months 1998

      Revenues were $327.9 million in the first nine months of 1999, compared with $329.1 million in the first nine months of 1998. Revenues increased $4.1 million due to acquisitions, net of dispositions. Revenues decreased $1.7 million due to the unfavorable effects of currency translation due to the strengthening of the U.S. dollar relative to the foreign currencies in countries in which the Company operates. Revenues at the Spectroscopy segment decreased
$4.0 million to $253.0 million in 1999. Excluding the impact of acquisitions, net of disposition and foreign currency translation, revenues at the Spectroscopy segment decreased $5.9 million, primarily due to reduced demand for components sold into the excimer laser market and increased price competition at certain elemental analysis businesses. Revenues at the Materials Science segment increased $2.5 million to $75.1 million in 1999. Revenues at this segment, excluding the effect of acquisitions, net of disposition, and foreign currency translation, increased $2.3 million, primarily due to increased sales at its VG
Semicon business.

      The gross profit margin remained unchanged at 46% in the first nine months of 1999 and 1998. Excluding the impact of the inventory write-downs of $2.0 million in 1998, discussed in the results of operations for the third quarter, the gross profit margin decreased 0.4% primarily due to lower margins at VG
Semicon as a result of higher costs on its first V150 system relative to the costs of its other models.

      Selling, general, and administrative expenses as a percentage of revenues increased to 26% in the first nine months of 1999 from 25% in the first nine months of 1998, primarily due to lower revenues, offset in part by cost reductions as a result of restructuring actions taken in 1998.

      Research and development expenses increased to $20.7 million in the first nine months of 1999 from $18.5 million in the first nine months of 1998, primarily due to the reasons discussed in the results of operations for the third quarter.

      Restructuring costs of $1.1 million in the first nine months of 1999 primarily represent facility-closing costs and pension costs for terminated employees (Note 6). In addition to the inventory write-downs in the first nine months of 1998, the Company recorded restructuring costs of $8.9 million related to severance costs and the closure of facilities.

      Interest income decreased to $1.9 million in the first nine months of 1999 from $3.5 million in the first nine months of 1998 and interest expense decreased to $3.7 million in the first nine months of 1999 from $5.8 million in the first nine months of 1998, primarily due to the reasons discussed in the results of operations for the third quarter.

      The effective tax rate was 40% and 44% in the first nine months of 1999 and 1998, respectively. The Company's effective tax rate exceeded the statutory federal income tax rate in both periods primarily due to the effect of foreign tax law and rate differences, state income taxes, and nondeductible amortization of cost in excess of net assets of acquired companies, offset in part by the tax benefit associated with a foreign sales corporation. The effective tax rate decreased due to the reason discussed in the results of operations for the third quarter.

Liquidity and Capital Resources

      Consolidated working capital was $130.5 million at October 2, 1999, compared with $97.8 million at January 2, 1999. Included in working capital are cash and cash equivalents of $52.1 million at October 2, 1999, compared with $59.4 million at January 2, 1999. In addition, as of October 2, 1999, the
Company had $22.4 million invested in an advance to affiliate. Prior to the use of new domestic cash management arrangements between the Company and Thermo
Electron Corporation (Note 7), which became effective in 1999, such amounts were included in cash and cash equivalents. At October 2, 1999, $49.1 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, including for acquisitions, repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a U.S. tax.


Liquidity and Capital Resources (continued)

      During the first nine months of 1999, $35.8 million of cash was provided by operating activities. Cash was provided by a $8.3 million decrease in accounts receivable, primarily as a result of lower revenues in the third quarter of 1999 compared with the fourth quarter of 1998 and, to a lesser extent, management's efforts to improve collections. This source of cash was offset in part by $8.0 million of cash used to increase inventories, primarily due to the buildup of inventory in preparation for new product introductions in the second half of 1999 and the timing of shipments.

      The Company's investing activities used $27.5 million of cash in the first nine months of 1999. Excluding advance to affiliate activity, the Company's primary investing activities included $7.2 million for the purchase of property, plant, and equipment. The Company also sold equipment for proceeds of $2.1 million. During the remainder of 1999, the Company plans to make capital expenditures of approximately $2 million.

      The Company's financing activities used $13.6 million of cash in the first nine months of 1999. The Company used $4.8 million of cash to repurchase Company common stock and subordinated convertible debentures pursuant to an authorization by the Company's Board of Directors. In November 1999, the
Company's Board of Directors authorized the repurchase of up to an additional
$5.0 million of its own securities through October 29, 2000, in the open market or in negotiated transactions. Any such purchases are funded from working capital. During the first nine months of 1999, the Company repaid $8.9 million of short- and long-term borrowings. The Company's $69.0 million principal amount
5% subordinated convertible debentures are due in October 2000. The Company may need to borrow funds at the debentures' maturity from Thermo Instrument Systems
Inc. or the guarantor, Thermo Electron, although it has no agreements currently to do so. The maturity of this debt could adversely affect the Company's liquidity in the last half of 2000.

      Although the Company expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for any acquisition of complementary businesses. The Company expects that it will finance any such acquisitions through a combination of internal funds, additional debt financing from capital markets, or short-term borrowings from Thermo Instrument or Thermo Electron, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all.

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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. In phase two of its program, any material noncompliant information technology systems or non-information technology systems that were identified during phase one were prioritized and remediated.
Based on its evaluations, the Company


Year 2000 (continued)

does not believe it is required to make any material upgrades to its critical non-information technology systems. The Company has substantially completed upgrading or replacing its material noncompliant information technology systems.
In many cases, such upgrades or replacements were made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements.
The Company believes that all of its material information technology systems and critical non-information technology systems are currently year 2000 compliant.

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

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company is following up with its significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has substantially completed its assessment of third-party risk.

Contingency Plan

      The Company has substantially completed a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan includes identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

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


Year 2000 (continued)

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

(b)   Reports on Form 8-K

      None.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of November 1999.

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

   27          Financial Data Schedule.
