Form 10-K
period 2000-01-01
THERMO OPTEK CORP
filed 2000-03-17
CIK 1012368

SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, DC 20549
                           ----------------------------------------------------

                                                FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 1, 2000.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 28, 2000, was approximately $33,654,000.

As of January 28, 2000, the Registrant had 51,055,798 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 1, 2000, are incorporated by reference into Parts I and II.

The information required by Part III of Form 10-K will be filed as part of an amendment of this Form 10-K no later than 120 days after January 1, 2000, and such information is incorporated by reference from such filing.

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

      An element of the Company's strategy is to acquire products and technologies that complement those of existing Thermo Optek companies. In August 1998, the Company acquired Gebruder Haake GmbH (Haake) from Thermo Instrument. This business was originally part of the Scientific Instruments Division of Fisons plc (Fisons), a wholly owned subsidiary of Rhone-Pulenc Rorer, Inc. In addition to Haake, Thermo Optek has acquired three other Fisons companies from Thermo Instrument - ARL Applied Research Laboratories (ARL) and VG Elemental, in November 1996 and VG Systems in July 1997. Because Thermo Optek, Haake, ARL, VG Elemental, and VG Systems were deemed for accounting purposes to be under control of Thermo Instrument, their common majority owner, the transactions have been accounted for in a manner similar to a pooling of interests. This means that the effective date for all four acquisitions is March 29, 1996 - the date that the businesses were acquired by Thermo Instrument.

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

      On December 15, 1997, the Company distributed 100% of Thermo Vision's outstanding capital stock in the form of a dividend to the Company's shareholders. Following the distribution, Thermo Vision, which is in the photonics business, was a publicly traded, majority-owned subsidiary of Thermo Instrument Systems Inc. In January 2000, the shareholders of Thermo Vision voted to merge Thermo Vision into Thermo Instrument for cash.

      As of January 1, 2000, Thermo Instrument owned 47,564,689 shares of the Company's common stock, representing 93% of such stock outstanding. Thermo Instrument is an 88%-owned subsidiary of Thermo Electron Corporation. As of January 1, 2000, Thermo Electron owned 1,028,860 shares of the Company's common stock, representing 2% of such stock outstanding. Thermo Instrument and Thermo Electron develop, manufacture, and sell measurement and detection instruments used in virtually every industry to monitor, collect, and analyze data that provide knowledge for the user. For example, Thermo Instrument's and Thermo Electron's powerful analysis technologies help researchers sift through data to unlock the mysteries of DNA or develop new drugs; allow manufacturers to fabricate ever-smaller components required to carry greater amounts of information, faster; or monitor and control industrial processes on-line to ensure that critical quality standards are met efficiently.

      On January 31, 2000, the Company announced that Thermo Instrument will acquire the publicly held shares of the Company's common stock for $15.00 per share in cash, as outlined in Note 14 to Consolidated Financial Statements in the Registrant's 1999* Annual Report to Shareholders, which statements are incorporated herein by reference. This action is part of a major reorganization plan under which Thermo Electron will spin in, spin off, and sell various businesses to focus solely on its core measurement and detection instrument business.
--------------------
* References to 1999, 1998, and 1997 herein are for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1999 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 11 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

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

      The Company's lines of business include spectroscopy instruments for molecular and elemental analysis, and systems for materials science. The Company's goal is to design instruments that both analyze substances and synthesize information. Instead of providing raw data that must be interpreted by an expert user, the Company integrates information about the application with a database in its instruments to provide the user with a specific answer relevant to his or her task. For example, the airline industry uses the Company's Fourier transform infrared (FT-IR) instruments to analyze jet engine lubricants to determine when the oil needs to be changed, and uses the Company's Arc/Spark products to identify and quantify metals present in the airplane's engine oil. The Company's instruments use this information to pinpoint, for airplane maintenance workers, when specific engine components need to be serviced or replaced. In another example, automobile recyclers use the Company's Arc/Spark instruments to sort metal components of automobiles. In addition, they use the Company's FT-IR instruments to classify plastics which, to be effectively recycled, cannot be mixed. The Company's instruments instantly identify each of the plastics and indicate to plant workers how to sort the components, without the necessity of interpreting complex data. Similarly, commercial recyclers can use these instruments to assist in the sorting of plastics collected through curbside recycling programs.

      The applications for the Company's products continue to grow as the Company continues to develop increasingly sophisticated instruments that have enormous analytical power, but are easy to use by operators with varying levels of education and technical expertise. Examples of some of the uses for the Company's products are as follows:

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

      Materials Science Products. Semiconductor manufacturers rely on the Company's Auger and ESCA instruments to help them in building the next generation of processors, analyzing the surface properties of chips in R&D, and in failure analysis. The Company's V-100 and V-150 molecular beam epitaxy products are used in the high volume production of devices for telecommunications equipment, such as mobile phones, high-speed networks, and digital switches. These instruments are used to grow and measure the thin films, with the precision of a single atomic layer, that are the heart of these devices. The Company also produces diffraction gratings used for routing light through fiber optic cable.

      The food and beverage industries are significant customers for the Company's instruments for physical-properties analysis. For instance, consumers can count on the famous smooth body of German beer to remain the same glass after glass because many German beer manufacturers use Thermo Optek's high-precision viscometers to maintain the quality and consistency of their products. The Company's rheometers are key instruments when it comes to controlling the texture of foods to ensure consumer satisfaction as well as shelf life stability, particularly in emulsions such as mayonnaise or whipped cream.

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

      (ii) and (xi) New Products; Research and Development

      The Company maintains active programs for the development of new technologies and the enhancement of existing products. Research and development expenses for the Company were $27.8 million in 1999, $25.0 million in 1998, and $30.9 million in 1997.

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

      (vii) Dependency on a Single Customer

      No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

      (viii)Backlog

      The Company's backlog of firm orders was as follows:

(In thousands)                                                                             1999      1998
------------------------------------------------------------------------------------- ---------- ---------

Spectroscopy                                                                            $65,518    $62,543
Materials Science                                                                        33,827     22,833
                                                                                        -------    -------

                                                                                        $99,345    $85,376
                                                                                        =======    =======
      The Company believes that substantially all of the backlog at January 1,
2000, will be shipped or completed during 2000. Certain of these orders are subject to cancellation by the customer upon payment of a cancellation charge.
Because of the possibility of customer changes in delivery schedules, cancellation of orders, and potential delays in product shipments, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

      (ix)  Government Contracts

      Not applicable.


      (x)   Competition

      The Company competes in each of its markets primarily on product performance, reliability, customer service, and price. In the Spectroscopy segment, the Company competes primarily with the AI division of The Perkin-Elmer
Corporation, Varian Associates, Inc., Agilent Technologies Inc., Spectro
Analytical Instruments, Inc., the Digilab division of Bio-Rad Laboratories,
Inc., Bruker Instruments, Inc., and Shimadzu Corporation. In the Materials
Science segment, the Company competes primarily with Physical Electronics, Inc., Riber Instruments S.A., Kratos (a division of Shimadzu), Omnicron Associates,
Brookfield Engineering Laboratories, Inc., and TA Instruments, Inc. (a subsidiary of Waters Corporation).

      (xii) Environmental Protection Regulations

      The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

      (xiii)
Number of Employees

      As of January 1, 2000, the Company employed approximately 2,400 people.

(d)   Financial Information About Geographic Areas

      Financial information about geographic areas is summarized in Note 11 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
Shareholders and is incorporated herein by reference.

(e)   Executive Officers of the Registrant

        Name                Age   Present Title (Fiscal Year First Became Executive Officer)
        ------------------  ---   ---------------------------------------------------------

        Barry S. Howe       44    President and Chief Executive Officer (1999)
        Gerard Abraham      52    Vice President (1998)
        G. Roger Herd       62    Vice President (1998)
        Roland Schultner    51    Vice President (1999)
        Fredric T. Walder   42    Senior Vice President (1998)
        Theo Melas-Kyriazi  40    Chief Financial Officer (1998)
        Paul F. Kelleher    57    Chief Accounting Officer (1995)

      Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal. Mr. Howe has been President and Chief Executive Officer of the Company since March 1999 and has been President and Chief Executive Officer of
ThermoSpectra Corporation since March 1998. Prior to joining ThermoSpectra, Mr.
Howe was President and Chief Executive Officer of Thermo BioAnalysis
Corporation, a publicly traded, majority-owned subsidiary of Thermo Instrument, from February 1995 to March 1998, and President of Thermo Instrument's Thermo
Separation Products Inc. subsidiary and its predecessor, a manufacturer of liquid chromatography instruments, from September 1989 to December 1995. Mr.
Abraham has been Vice President since January 1998, and from 1993 to 1997, was President of ARL. Mr. Herd has been Vice President since January 1998, and
Managing Director of VG Systems since April 1996. Mr. Herd was Manager of
International Business Development for Thermo Instrument from April 1994 to
April 1996, and prior to April 1994, was Managing Director of Thermo Instrument
Australia PTY Ltd. Mr. Schultner has been Vice President since October 1999 and
Managing Director of Haake since January 1993. Mr. Walder has been Senior Vice
President since April 1998, and President of Nicolet since December 1997. Mr.
Walder was General Manager of Nicolet from January 1997 to December 1997, Vice
President of Marketing and Sales from January 1996 to December 1996, Director of
Marketing


from April 1994 to December 1995, and prior to April 1994, was a Marketing/Product Manager.  Mr.
Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January 1,
1999.  Mr. Melas-Kyriazi joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in
1988.  He was named President and Chief Executive Officer of ThermoSpectra Corporation, then a public subsidiary of Thermo Instrument, in 1994.  In 1998, he became Vice President of Corporate Strategy for
Thermo Electron.  Mr. Melas-Kyriazi remains a Vice President of Thermo Electron.  Mr. Kelleher has held comparable positions for at least five years with Thermo Instrument or Thermo Electron.  Messrs.
Abraham, Herd, and Walder are full-time employees of the Company.  Mr. Howe is an employee of
ThermoSpectra and the Company, but devotes such time to the affairs of the Company as the Company's needs reasonably require.  Messrs. Melas-Kyriazi and Kelleher are full-time employees of Thermo
Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.     Properties

      The location and general character of the Company's principal properties by segment as of January 1, 2000, are as follows:

      The Company's Spectroscopy segment owns approximately 489,000 square feet of office and manufacturing space, principally in Wisconsin, New York, Colorado, Germany, the United Kingdom, and Switzerland; and leases an additional 434,000 square feet of office and manufacturing space under leases expiring from 2000 through 2017, principally in Massachusetts, Connecticut, and the United Kingdom.

      The Company's Materials Science segment owns approximately 110,000 square feet of office and manufacturing space in Germany; and leases approximately
168,000 square feet of office and manufacturing space under leases expiring from 2000 through 2013, principally in the United Kingdom and New Jersey.

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



                                     PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters

      Information concerning the market and market price for the Registrant's common stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.     Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated in this document by reference.

Item 8.     Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of January 1, 2000, and Supplementary Data are included in the Registrant's 1999 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure

      Not applicable.


                               PART III

      The information required under Items 10, 11, 12, and 13 of Form 10-K will be filed as part of an amendment to this Form 10-K no later than 120 days after January 1, 2000, the end of the Registrant's fiscal year covered by this Form
10-K.



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

Date:  March 16, 2000         THERMO OPTEK CORPORATION


                              By: /s/ Barry S. Howe
                                  Barry S. Howe
                                  President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of March 16, 2000.

Signature                         Title


By:  /s/ Barry S. Howe            President, Chief Executive Officer, and Director
     Barry S. Howe


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


By:  /s/ Earl R. Lewis            Chairman of the Board and Director
     Earl R. Lewis


By:  /s/ Robert A. McCabe         Director
     Robert A. McCabe


                  Report of Independent Public Accountants

To the Shareholders and Board of Directors of Thermo Optek Corporation:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Optek Corporation's
Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 15, 2000 (except with respect to the matter discussed in Note 14, as to which the date is March 6, 2000). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 9 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                  Arthur Andersen LLP



Boston, Massachusetts
February 15, 2000

SCHEDULE II

                                         THERMO OPTEK CORPORATION
                                    Valuation and Qualifying Accounts
                                              (In thousands)

Description                                      Provision    Accounts    Accounts   Other (a)   Balance
                                    Balance at  Charged to   Recovered     Written                at End
                                     Beginning     Expense                     Off               of Year
                                       of Year
----------------------------------- ----------- ----------- ----------- ----------- ----------- ---------

Allowance for Doubtful Accounts

Year Ended January 1, 2000             $ 4,960     $   175     $   155     $  (874)    $  (135)    $ 4,281

Year Ended January 2, 1999             $ 5,709     $   519     $   238     $(1,492)    $   (14)    $ 4,960

Year Ended January 3, 1998             $ 5,541     $   629     $    83     $(1,036)    $   492     $ 5,709


Description                             Balance at   Established        Cash      Other (c)      Balance
                                         Beginning    as Cost of     Payments                     at End
                                           of Year  Acquisitions                                 of Year
------------------------------------- ------------- ------------- ------------ ------------- ------------

Accrued Acquisition Expenses (b)

Year Ended January 1, 2000                 $   674       $     -       $ (599)      $   (28)      $    47

Year Ended January 2, 1999                 $ 2,843       $   843       $(2,065)     $  (947)      $   674

Year Ended January 3, 1998                 $10,420       $ 2,441       $(7,049)     $(2,969)      $ 2,843


Description                             Balance at    Provision                    Other (f)      Balance
                                         Beginning   Charged to   Cash Payments                    at End
                                           of Year  Expense (e)                                   of Year
------------------------------------- ------------- ------------ -------------- ------------- ------------

Accrued Restructuring Costs (d)

Year Ended January 1, 2000                 $ 4,943       $  989       $(4,834)       $  (229)      $   869

Year Ended January 2, 1999                 $     -       $7,422       $(2,663)       $   184       $ 4,943

(a) Includes allowance of businesses acquired during the year as described in
    Note 2 to Consolidated Financial Statements in the Registrant's 1999 Annual
    Report to Shareholders and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 2 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
    Shareholders.
(c) Primarily represents reversal of accrued acquisition expenses and corresponding reduction of cost in excess of net assets of acquired companies resulting from finalization of restructuring plans and the effect of foreign currency translation.
(d) The nature of activity in this account is described in Note 9 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
    Shareholders.
(e) Excludes provision of $0.2 million for an asset write-down and $0.4 million for the loss on the sale of a division in 1998.
(f) Represents the effect of foreign currency translation.




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

10.4           Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of
               December 5, 1997, between Thermo Instrument and the Company (filed as Exhibit 10.6 to the
               Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No.
               1-11757] and incorporated herein by reference).

10.5           Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).


Exhibit
Number         Description of Exhibit

10.6           Fiscal Agency Agreement dated as of October 12, 1995, between the
               Company and The Chase Manhattan Bank (formerly Chemical Bank)
               (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

10.7           Stock Purchase Agreement dated as of April 11, 1996, between the Company and Thermo
               Instrument (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1
               [Reg. No. 333-03630] and incorporated herein by reference).

10.8           Asset Transfer Agreement dated as of December 31, 1995, by and among the Company, Nicolet
               Instrument Corporation, and Thermo Instrument (filed as Exhibit 10.12 to the Company's
               Registration Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

10.9           Indemnification Agreement dated as of November 4, 1996, between
               Thermo Instrument and the Company (filed as Exhibit 10.1 to the
               Company's Quarterly Report on Form 10-Q for the quarter ended
               September 28, 1996 [File No. 1-11757] and incorporated herein by reference).

10.10          Restated Stock Holdings Assistance Plan and Form of Promissory
               Note (filed as Exhibit 10.15 to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 28, 1996 [File No.
               1-11757] and incorporated herein by reference).

10.11          Master Cash Management, Guarantee Reimbursement, and Loan Agreement dated as of June 1,
               1999, by and between the Registrant and Thermo Electron Corporation (filed as Exhibit
               10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999
               [File No. 1-11757] and incorporated herein by reference).

10.12          Amended and Restated Equity Incentive Plan of the Registrant
               (filed as Exhibit 10.2 to the Company's Quarterly Report on Form
               10-Q for the quarter ended July 3, 1999 [File No.
               1-11757] and incorporated herein by reference).

10.13          Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as
               Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3,
               1999 [File No. 1-11757] and incorporated herein by reference).

10.14          Amended and Restated Directors Stock Option Plan of the Registrant (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File
               No. 1-11757] and incorporated herein by reference).

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

  13           Annual Report to Shareholders for the Year Ended January 1, 2000
               (only those portions incorporated herein by reference).

  21           Subsidiaries of the Registrant.

  23           Consent of Arthur Andersen LLP.

  27           Financial Data Schedule.