Form 10-K/A
period 2000-01-01
THERMO OPTEK CORP
filed 2000-05-01
CIK 1012368

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
               ---------------------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

(mark one)


  X     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
-----   Act of 1934

----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 1-11757

                            THERMO OPTEK CORPORATION
            (Exact name of Registrant as specified in its character)

Delaware                                                              04-3283973
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

8 E. Forge Parkway
Franklin, Massachusetts                                                    02038
(Address of principal executive offices)                              (zip code)

       Registrant's telephone number, including area code: (781) 622-1000

           Securities registered pursuant to Section 12(b)of the Act:

                                                         Name of each exchange
Title of each class                                      on which registered
-------------------                                      -----------------------
Common Stock, $.01 par value                             American Stock Exchange

           Securities registered pursuant to section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
at least the past 90 days.  X   No    .
                           ----   ----

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

As of January 28, 2000, the Registrant had 51,055,798 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 1, 2000, are incorporated by reference into Parts I and II.

Items 10, 11, 12 & 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 are hereby amended and restated in their entirety as follows:

                                    Part III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Set forth below are the names of the directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent company, Thermo Instrument Systems Inc. ("Thermo Instrument"), a manufacturer of measurement and detection instruments, and Thermo Instrument's parent company, Thermo Electron Corporation ("Thermo Electron"), a provider of products and services in measurement instrumentation, medical devices, power generation and resource recovery, is reported in Item 12
- Security Ownership of Certain Beneficial Owners and Management.

--------------------------------------------------------------------------------
Barry S. Howe           Mr. Howe,  44, has been a director,  president and chief
                        executive officer of the Corporation since October 1999.
                        Mr. Howe has been a vice president of Thermo  Instrument
                        since 1994 and has been  president  and chief  executive
                        officer of  ThermoSpectra  Corporation,  a  wholly-owned
                        subsidiary of the  Corporation  that supplies  precision
                        imaging,  inspection,  temperature  control and test and
                        measurement  instruments,   since  March  1998.  He  was
                        president   and  chief   executive   officer  of  Thermo
                        BioAnalysis  Corporation,  a wholly owned  subsidiary of
                        the Corporation from February 1995 to March 1998. Thermo
                        BioAnalysis  Corporation  develops,   manufactures,  and
                        supplies   a  broad   range   of   products,   including
                        biomolecular   instruments  and  consumables,   clinical
                        laboratory equipment and supplies, rapid,  point-of-care
                        diagnostic      test      kits,      and      laboratory
                        information-management   systems   that   are   used  in
                        biochemical    research,    clinical   diagnosis,    and
                        pharmaceutical   production.   From  September  1989  to
                        December  1995,  he  served as the  president  of Thermo
                        Separation   Products  Inc.  and  its   predecessor,   a
                        manufacturer   of   chromatography   instruments  and  a
                        subsidiary of  ThermoQuest  Corporation a majority owned
                        subsidiary   of  the   Corporation   that  develops  and
                        distributes mass spectrometers,  liquid  chromatographs,
                        gas chromatographs, and multi-instrument combinations of
                        these  products for the  pharmaceutical,  environmental,
                        and industrial marketplaces.
--------------------------------------------------------------------------------
Stephen R. Levy         Mr.  Levy,  59, has been a director  of the  Corporation
                        since November  1995.  Since November 1995, Mr. Levy has
                        been  president of The Apogee Group,  Inc., a company he
                        founded  that  provides   consulting  services  in  high
                        technology.  Mr. Levy served as chief executive  officer
                        of BBN Corporation, a high-technology company, from 1976
                        to 1994 and chairman of the board form 1983 to 1995.  He
                        retired from BBN Corporation in 1995.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Earl R. Lewis           Mr.  Lewis,  56, has been a director of the  Corporation
                        since its  inception in August  1995.  He also served as
                        the  Corporation's  president  from August 1995 to April
                        1997.  He served as the chief  executive  officer of the
                        Corporation  from August 1995 through  January 1998. Mr.
                        Lewis has been president and chief executive  officer of
                        Thermo  Instrument  since March 1997 and  January  1998,
                        respectively,  and was chief operating officer of Thermo
                        Instrument  from January 1996 to January 1998.  Prior to
                        that time,  he was  executive  vice  president of Thermo
                        Instrument  from  January  1996 to March 1997 and senior
                        vice president of Thermo Instrument from January 1994 to
                        January  1996.  Mr.  Lewis  has  been  chief   operating
                        officer,  measurement and detection,  of Thermo Electron
                        since September 1998.  Prior to his appointment as chief
                        operating officer,  measurement and detection, Mr. Lewis
                        served as senior vice president of Thermo  Electron from
                        June 1998 to September  1998 and a vice  president  from
                        June 1996 to June 1998.  Mr. Lewis is a director of FLIR
                        Systems    Inc.,     Metrika    Systems     Corporation,
                        Spectra-Physics   Lasers,  Inc.,  SpectRx  Inc.,  Thermo
                        Instrument and ThermoQuest Corporation.
--------------------------------------------------------------------------------
Robert A. McCabe        Mr. McCabe,  65, has been a director of the  Corporation
                        since  March  1996.  He has been the  chairman  of Pilot
                        Capital   Corporation,   which  is  engaged  in  private
                        investments, since 1998. Mr. McCabe was the president of
                        Pilot Capital  Corporation from 1987 to 1998. Mr. McCabe
                        is also a director  of  Atlantic  Bank & Trust  Company,
                        Borg-Warner  Security   Corporation,   Church  &  Dwight
                        Company and Thermo Electron.
--------------------------------------------------------------------------------

COMMITTEES OF THE BOARD OF DIRECTORS AND MEETINGS

         The board of directors has established an audit committee and a human resources committee, each consisting solely of directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron ("outside directors"). The present members of the audit committee are Mr. Levy (Chairman) and Mr. McCabe. The audit committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the human resources committee are Mr. Levy and Mr. McCabe (Chairman). The human resources committee reviews the performance of senior members of management, approves executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the board of directors. The board of directors met five times, the audit committee met twice and the human resources committee met five times during fiscal 1999. Each director attended at least 75% of all meetings of the board of directors and committees on which he served that were held during fiscal 1999.

COMPENSATION OF DIRECTORS

         CASH COMPENSATION

         Outside directors receive an annual retainer of $4,000 and a fee of $1,000 per meeting for attending regular meetings of the board of directors and $500 per meeting for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of committees of the board of directors. Payment of directors' fees is made quarterly. Mr. Lewis and Mr. Howe are both employees of Thermo Electron or its subsidiaries and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

         DEFERRED COMPENSATION PLAN

         Under the Corporation's deferred compensation plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change of control or proposed change of control of the Corporation that is not approved by the board of directors, deferred amounts become payable immediately. Any of the following are deemed to be a change of control: (i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on July 1, 1999 or who subsequent to that date were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and (b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. As of January 1, 2000, a total of 75,000 shares of Common Stock has been reserved for issuance under the Deferred Compensation Plan and deferred units equal to approximately 4,022 shares of Common Stock were accumulated under the Deferred Compensation Plan.

         DIRECTORS STOCK OPTION PLAN

         The Corporation's directors stock option plan (the "Directors Plan") provides for the grant of stock options to purchase shares of Common Stock to outside directors as additional compensation for their service as directors. Under the Directors Plan, outside directors are automatically granted options to purchase 1,000 shares of Common Stock annually, commencing with the annual meeting of the Stockholders to be held in 2000. The annual grant is made at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation to each outside director then holding office. Options evidencing annual grants are immediately exercisable at any time from and after the grant date of the option and generally expire on the third anniversary of the grant date.

         The exercise price for options granted under the Directors Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange (or other principal market on which the Common Stock is then traded) for the five trading days immediately preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of January 31, 2000, options to purchase 90,000 shares of Common Stock had been granted to directors and were outstanding under the Directors Plan, no options to purchase Common Stock had lapsed or been exercised, and options to purchase 135,000 shares of Common Stock were available for future grant.

STOCK OWNERSHIP POLICY FOR DIRECTORS

         The human resources committee of the board of directors (the "Committee") has established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level within a three-year period. The chief executive officer of the Corporation is required to comply with a separate stock holding policy established by the Committee, which is described below.

EXECUTIVE OFFICERS

         Reference is made to Item 1(e) of this Annual Report on Form 10-K for information regarding the Executive Officers of the Registrant.

Item 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes compensation during the last three fiscal years for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer, its former chief executive officer and its executive officers whose total annual salary and bonus, as determined in accordance with the rules of the Securities and Exchange Commission, was greater than $100,000, and who were employed by the Corporation as of the end of fiscal 1999. These officers are together referred to as the "named executive officers."

         The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter.

The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate Services Agreement between the Corporation and Thermo Electron. See Item 13 - "Certain Relationships and Related Transactions." Accordingly, the compensation for these individuals is not reported in the following table.

                                              SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                                            Long Term Compensation
                                                             ---------------------
                                    Annual Compensation    Restricted       Securities
    Name and                Fiscal                            Stock         Underlying            All Other
Principal Position           Year    Salary     Bonus       Award (1)       Options (2)        Compensation (3)
-------------------         ------   ------     ------      ---------       ------------       ----------------
Barry S. Howe (4)           1999      $88,594   $175,000    $50,064 (THI)      900 (TMO)          $31,750 (5)
  President and Chief                                                       25,000 (THI)
  Executive Officer
-------------------------------------------------------------------------------------------------------------------------
Frederic T. Walder (6)      1999     $143,006   $120,000    $26,408 (TOC)   50,000 (TOC)               $0
  Senior Vice President     1998     $115,000    $76,000         --         10,000 (TOC)           $5,000
-------------------------------------------------------------------------------------------------------------------------
Gerard Abraham (7)          1999     $148,000    $50,000    $15,845 (TOC)   40,000 (TOC)           $7,170
  Vice President            1998     $144,500    $36,000         --          5,000 (TOC)           $7,200
                                                                             2,200 (TMO)
-------------------------------------------------------------------------------------------------------------------------
G. Roger Herd (8)           1999     $124,667    $80,000    $21,126 (TOC)   40,000 (TOC)           $5,625
  Vice President                                                             2,700 (TMO)
                                                                            25,000 (THI)
                            1998     $132,500    $60,000         --          5,000 (TOC)           $5,842
                                                                             2,600 (TMO)
-------------------------------------------------------------------------------------------------------------------------
Roland Schultner (9)        1999     $152,816    $30,252         --         30,000 (TOC)          $12,287 (10)
  Vice President
-------------------------------------------------------------------------------------------------------------------------
Robert J. Rosenthal (11)    1999      $37,019         $0         --            -- --              $19,874 (12)
  Former President and      1998     $175,000   $110,000                   240,000 (TOC)          $17,927 (12)
  Chief Executive Officer                                                    7,998 (TMO)
                                                                             7,500 (MKA)
                                                                             7,500 (ONX)
                                                                             4,000 (RGI)
                                                                             2,000 (TDX)
                                                                            24,999 (THI)
                                                                             2,000 (TRIL)
                                                                             1,023 (TKN)
                            1997     $148,500   $135,000         --         10,100 (TMO)          $44,502 (12)
-------------------------------------------------------------------------------------------------------------------------

(1) In fiscal 1999, Messrs. Abraham, Herd and Walder were awarded 1,500, 2,000 and 2,500 shares, respectively, of restricted Common Stock of the Corporation with a value of $15,845, $21,126 and $26,408, respectively, on the grant date and Mr. Howe was awarded 3,000 shares of restricted common stock of Thermo Instrument with a value of $50,064 on the grant date. The restricted stock award vests 100% on the third anniversary of the grant date. Any cash dividends paid on restricted shares are entitled to be retained by the recipient without regard to vesting. Any non-cash dividends paid on restricted shares are entitled to be retained by the recipient subject to the same vesting restrictions as the underlying stock. At the end of fiscal 1999, Messrs. Abraham, Herd and Walder held 1,500, 2,000 and 2,500 restricted shares, respectively, with an aggregate value of $17,063, $22,750 and $28,438, respectively, and Mr. Howe held 3,000 restricted shares with an aggregate value of $33,375.

(2) Options granted by the Corporation are designated in the table as "TOC." In addition, the named executive officers have also been granted options to purchase common stock of the following Thermo Electron companies during the last three fiscal years as part of Thermo Electron's stock option program: Thermo Electron (designated in the table as TMO), Metrika Systems Corporation (designated in the table as
         MKA), ONIX Systems Inc. (designated in the table as ONX), The Randers Killam Group Inc. (designated in the table as RGI), Thermedics Detection Inc. (designated in the table as TDX), Thermo

         Instrument (designated in the table as THI), ThermoTrex Corporation (designated in the table as TKN) and Thermo Trilogy Corporation (designated in the table as TRIL).

(3)      Represents   the  amount  of   matching   contributions   made  by  the
         individual's   employer   on   behalf  of  named   executive   officers
         participating in the Thermo Electron 401(k) plan or the Nicolet Retirement Savings Plan.

(4) Mr. Howe was appointed interim president on March 22, 1999 and president and chief executive officer of the Corporation on October 14, 1999. Prior to his appointment, Mr. Howe served as president and chief executive officer of ThermoSpectra Corporation, a subsidiary of Thermo Instrument. The annual compensation reported for fiscal 1999 represents the amount of Mr. Howe's annual compensation (salary and bonus) paid by the Corporation as compensation in his capacity as the Corporation's president and chief executive officer. For fiscal 1999, approximately 56% of Mr. Howe's salary and all of his bonus earned in all capacities throughout the Thermo Electron organization was paid by the Corporation for his services as chief executive officer. For fiscal 1999, all options to purchase common stock of Thermo Electron and its subsidiaries granted to Mr. Howe in all capacities within the Thermo Electron organization have been included under "Long Term Compensation." Prior to fiscal 1999, Mr. Howe was granted options to purchase shares of the common stock of Thermo Electron and certain of its subsidiaries other than the Corporation by Thermo Electron and certain of its subsidiaries. These options are not reported in this table as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as the president and chief executive officer of the Corporation.

(5) In addition to the matching contribution referred to in footnote (3), such amount includes a payment of $25,000 made to Mr. Howe in fiscal 1999 in connection with his relocation to Franklin, Massachusetts.

(6) Mr. Walder was appointed an officer of the Corporation on April 28, 1998. The salary reported for fiscal 1998 represents compensation for the entire fiscal year.

(7) Mr. Abraham was appointed an officer of the Corporation on January 4, 1998. The salary reported for fiscal 1998 represents compensation for the entire fiscal year.

(8) Mr. Herd was appointed an officer of the Corporation on January 4, 1998. The salary reported for fiscal 1998 represents compensation for the entire fiscal year.

(9) Mr. Schultner was appointed an officer of the Corporation on October 14, 1999. The salary reported for fiscal 1999 represents compensation for the entire fiscal year.

(10) Represents the amount of compensation attributable to the pension plan maintained by Gebruder Haake GmbH, a wholly owned subsidiary of the Corporation.

(11) Dr. Rosenthal was appointed president of the Corporation in April 1997 and chief executive officer of the Corporation in January 1998. He resigned as president and chief executive officer on March 19, 1999.

(12) In addition to the matching contributions referred to in footnote (3), such amounts includes $7,834, $12,927 and $458, respectively, which represents the amount of compensation in fiscal 1999, 1998 and 1997, respectively, attributable to an interest-free loan provided to Dr. Rosenthal. (See Item 13 - "Certain Relationships and Related Transactions - Stock Holding Assistance Plan"). In addition the amount reported for fiscal 1997 includes $36,919 in expenses associated with Dr. Rosenthal's relocation to Franklin, Massachusetts and the amount reported for fiscal 1999 includes $12,040 in accrued vacation paid in connection with Dr. Rosenthal's resignation.

STOCK OPTIONS GRANTED DURING FISCAL 1999

         The following table sets forth information concerning individual grants of stock options made during fiscal 1999 to the Corporation's then chief executive officer and the other named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1999.

                                                 OPTION GRANTS IN FISCAL 1999
-------------------------------------------------------------------------------------------------------------------
                                                                                                Potential Realizable
                                                   Percent of                                     Value at Assumed
                         Number of Securities    Total Options                                   Annual Rates of Stock
                           Underlying Options      Granted to      Exercise                     Price Appreciation for
                              Granted and        Employees in     Price Per   Expiration           Option Term (2)
Name                          Company (1)         Fiscal Year       Share        Date              5%           10%
----                          -----------         ------------      -----        ----              ---          ----
Barry S. Howe                     900 (TMO)            0.03% (3)     $14.81      09/22/04         $3,680         $8,138
                               25,000 (THI)             2.1%         $11.95      09/15/04        $82,540       $182,390
---------------------------------------------------------------------------------------------------------------------------
Fredric T. Walder              25,000 (TOC)             5.2%         $11.45      03/25/04        $79,080       $174,758
                               25,000 (TOC)             5.2%          $9.59      06/29/06        $97,600       $227,455
---------------------------------------------------------------------------------------------------------------------------
Gerard Abraham                 25,000 (TOC)             5.2%         $11.45      03/25/04        $79,080       $174,758
                               15,000 (TOC)             3.1%          $9.59      06/29/06        $58,560       $136,473
---------------------------------------------------------------------------------------------------------------------------
G. Roger Herd                  25,000 (TOC)             5.2%         $11.45      03/25/04        $79,080       $174,758
                               15,000 (TOC)             3.1%          $9.59      06/29/06        $58,560       $136,473
                                2,700 (TMO)             0.1% (3)     $14.81      09/22/04        $11,050        $24,413
                               25,000 (THI)             2.1%         $11.95      09/15/04        $82,540       $182,390
---------------------------------------------------------------------------------------------------------------------------
Roland Schultner               15,000 (TOC)             3.1%         $11.45      03/25/04        $47,450       $104,854
                               15,000 (TOC)             3.1%          $9.59      06/29/06        $58,560       $136,473
---------------------------------------------------------------------------------------------------------------------------
Robert J. Rosenthal                  --                  --           --           --              --             --
---------------------------------------------------------------------------------------------------------------------------

(1)      All  of  the  options  granted  during  fiscal  1999  were  immediately exercisable as of the end of fiscal 1999. Generally, the shares acquired upon exercise are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by such company or another Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights generally lapse ratably over a one- to five-year period, depending on the option term, which may vary from five to seven years, provided the optionee continues to be employed by the company or another Thermo Electron company. The granting company may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Please see footnote (2) under Summary Compensation Table above for the company abbreviations used in this table.

(2) The amounts shown in this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting company, the optionee's continued employment through the option period and the date on which the options are exercised.

(3) These options were granted under stock option plans maintained by Thermo Electron companies other than the Corporation and, accordingly, are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

STOCK OPTIONS EXERCISED DURING FISCAL 1999 AND FISCAL YEAR-END VALUES

         The following table reports certain information regarding stock option exercises during fiscal 1999 and outstanding stock options held at the end of fiscal 1999 by the Corporation's chief executive officer and the other named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1999.

                    AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND FISCAL 1999 YEAR-END OPTION VALUES
----------------------------------------------------------------------------------------------------------------------
                                                                                                      Value of
                                                                               Number of           Unexercised
                                                                               Securities          In-the-Money
                                                                               Underlying           Options at
                                                                           Unexercised Options      Fiscal Year
                                                Shares                      at Fiscal Year-End         -End
                                             Acquired on        Value         (Exercisable/       (Exercisable/
        Name               Company (2)         Exercise     Realized (1)    Unexercisable) (2)    Unexercisable)
        ----               -----------         --------     ------------    ------------------   --------------
Barry S. Howe (3)             (THI)                 --               --         25,000  /0--              $0  /0--
                              (TMO)                                                900  /0              $171  /--
----------------------------------------------------------------------------------------------------------------------------
Gerard Abraham                (TOC)                 --               --         57,000  /0           $55,590  /--
                              (TMO)                 --               --          2,200  /0                $0  /--
--------------------------------------------------------------------------------------------------------------------------
Fredric T. Walder             (TOC)                 --               --         71,750  /0           $72,134  /--
                              (THI)              1,125          $10,828          9,375  /0                $0  /--
                              (TMQ)                 --               --          5,000  /0                $0  /--
                              (THS)              1,000           $6,000             -- --                 -- --
----------------------------------------------------------------------------------------------------------------------------
G. Roger Herd                 (TOC)                 --               --         64,500  /0           $62,378  /--
                              (TMO)              5,062          $30,170         14,662  /0           $12,226  /--
                              (THI)                 --               --         59,375  /0                $0  /--
                              (TMQ)                 --               --          5,000  /0                $0  /--
----------------------------------------------------------------------------------------------------------------------------
Roland Schultner              (TOC)                 --               --         34,000  /0           $40,275  /--
                              (THI)                 --               --          2,750  /0                $0  /--
----------------------------------------------------------------------------------------------------------------------------
Robert J. Rosenthal           (TOC)                 --               --             --  /--               --  /--
                              (TBA)              1,200          $11,250             --  /--               --  /--
                              (THI)             36,269         $119,597              -- /--               $0  /--
----------------------------------------------------------------------------------------------------------------------------

(1) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

(2) All of the options reported outstanding at the end of fiscal 1999 were immediately exercisable as of the end of fiscal 1999. Generally, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by, or serve as a director of, such company or another Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment or cessation of directorship, as the case may be. For publicly-traded companies, the repurchase rights generally lapse ratably over a one- to ten-year period, depending on the option term, which may vary from three to twelve years, provided that the optionee continues to be employed by or serve as a director of the granting company or another Thermo Electron company. For companies that are not publicly-traded, the repurchase rights generally lapse in their entirety on the ninth anniversary of the grant date. Certain options have three-year terms and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting company may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Please see footnote (2) under Summary Compensation Table above for the company abbreviations used in this table in addition to the following company abbreviations: Thermo BioAnalysis Corporation (designated in the table as TBA), ThermoQuest Corporation (designated in the table as TMQ) and ThermoSpectra Corporation (designated in the table as THS).

(3) Mr. Howe was appointed interim president on March 22, 1999 and president and chief executive officer of the Corporation on October 14, 1999. Prior to his appointment, Mr. Howe served as president and chief executive officer of ThermoSpectra Corporation, a subsidiary of Thermo Instrument. Mr. Howe holds other unexercised options to purchase common
         stock  of  Thermo  Electron  and  its   subsidiaries
         other than the Corporation, which were granted prior to his appointment as president and chief executive officer of the Corporation. These options are not reported here as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as chief executive officer of the Corporation.

EXECUTIVE RETENTION AGREEMENTS

         Thermo Electron has entered into agreements with certain executive officers and key employees of Thermo Electron and its subsidiaries that provide severance benefits if there is a change in control of Thermo Electron and their employment is terminated by Thermo Electron "without cause" or by the individual "for good reason", as those terms are defined therein, within 18 months thereafter. For purposes of these agreements, a change in control exists upon
(i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on the date of the agreement or who subsequent to the date of the agreement were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and
(b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron.

         In 1998, Thermo Electron authorized an executive retention agreement with Mr. Howe. This agreement provides that in the event Mr. Howe's employment is terminated under circumstances described above, Mr. Howe would be entitled to a lump sum payment equal to the sum of (a) one times his highest annual base salary in any 12 month period during the prior five-year period, plus (b) one times his highest annual bonus in any 12 month period during the prior five-year period. In addition, Mr. Howe would be provided benefits for a period of one year after such termination substantially equivalent to the benefits package he would have been otherwise entitled to receive if he was not terminated. Further, all repurchase rights of Thermo Electron and its subsidiaries shall lapse in their entirety with respect to all options that Mr. Howe holds in Thermo Electron and its subsidiaries, including the Corporation, as of the date of the change in control. Finally, Mr. Howe would be entitled to a cash payment equal to $15,000 to be used toward outplacement services.

         Assuming that the severance benefits would have been payable as of January 1, 2000, the lump sum salary and bonus payment under such agreement to Mr. Howe would have been approximately $280,000. In the event that payments under this agreement are deemed to be so called "excess parachute payments" under the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), Mr. Howe would be entitled to receive a gross-up payment equal to the amount of any excise tax payable by him with respect to such payment plus the amount of all other additional taxes imposed on him attributable to the receipt of such gross-up payment.

STOCK OWNERSHIP POLICY

         The Committee has established a stock holding policy for the chief executive officer of the Corporation that requires him to own a multiple of his compensation in shares of the Corporation's Common Stock. The multiple is one times his base salary and reference bonus for the fiscal year in which compliance is achieved. The chief executive officer has three years from the adoption of the policy to achieve this ownership level.

         In order to assist the chief executive officer in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Corporation is authorized to make interest-free loans to the chief executive officer to enable him to purchase shares of Common Stock in the open market. In 1997, Dr. Rosenthal, the Corporation's then chief executive officer, received a loan in the principal amount of $229,616 under this plan, of which $158,577 remained outstanding as of January 1, 2000. Any loans are required to be repaid upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee. See Item 13 - "Certain Relationships and Related Transactions - Stock Holding Assistance Plan."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Instrument, the Corporation's parent company, and of Thermo Electron, Thermo Instrument's parent company, as of January 31, 2000, with respect to (i) each director, (ii) each named executive officer and (iii) all directors and current executive officers as a group. In addition, the following table sets forth the beneficial ownership of Common Stock, as of January 31, 2000, with respect to each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock.

         While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of common stock beneficially owned by Thermo Electron.

                                         Thermo Optek       Thermo Instrument     Thermo Electron
             Name (1)                   Corporation (2)     Systems Inc. (3)      Corporation (4)
             --------                   ---------------     ----------------      ---------------

Thermo Electron Corporation (5)          49,198,752                   N/A                   N/A
Gerard Abraham......................         58,500                     0                 2,200
G. Roger Herd.......................         71,120               137,147                49,877
Barry S. Howe.......................         25,000               303,290                71,655
Stephen R. Levy.....................         50,232                     0                     0
Earl R. Lewis.......................        252,000               436,499               215,477
Robert A. McCabe....................         70,961                46,846                66,326
Robert  J. Rosenthal................              0                   688                   350
Roland Schultner....................         35,300                 2,750                     0
Fredric T. Walder...................         75,500                11,891                 1,151
All directors and current executive
    officers as a group (10 persons)        712,613             1,121,826               865,568


(1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.

(2) Shares of Common Stock beneficially owned by Mr. Abraham, Mr. Herd, Mr. Howe, Mr. Levy, Mr. Lewis, Mr. McCabe, Mr. Schultner, Mr. Walder and all directors and current executive officers as a group include 57,000, 64,500, 15,000, 45,000, 225,000, 45,000, 34,000, 71,750 and 597,250
         shares, respectively, that such person or group had the right to acquire within 60 days of January 31, 2000, through the exercise of stock options. Shares beneficially owned by Mr. Levy, Mr. McCabe and all directors and current executive officers as a group include 3,232, 790 and 4,022 shares, respectively, allocated through January 1, 2000, to their respective accounts maintained pursuant to the Deferred Compensation Plan. Shares of Common Stock beneficially owned by Mr. McCabe include 7,171 shares that he had the right to acquire within 60 days of January 31, 2000, through the conversion of the 5% convertible debentures of the Corporation due 2000. Shares of Common Stock beneficially owned by Mr. Lewis include 2,500 shares owned by his spouse. Shares of the Common Stock beneficially owned by Mr. McCabe include 5,000 shares held by a trust of which he and members of his family are trustees. No director or named executive officer beneficially owned more than 1% of the Common Stock outstanding as of January 31, 2000; all directors and current executive officers as a group beneficially owned 1.39% of the Common Stock outstanding as of such date.

(3) Shares of the common stock of Thermo Instrument beneficially owned by Mr. Herd, Mr. Howe, Mr. Lewis, Mr. McCabe, Mr. Schultner, Mr. Walder and all directors and current executive officers as a group include 59,375, 273,156, 409,081, 7,925, 2,750, 9,375 and 952,349 shares, respectively, that such person or group had the right to acquire within 60 days of January 31, 2000, through the exercise of stock options. Shares of the common stock of Thermo Instrument beneficially owned by all directors and current executive officers as a group include 468 shares allocated through January 31, 2000, to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan (the "ESOP"). Shares beneficially owned by Mr. Howe include 374 shares held by him as custodian for his minor children. Shares beneficially owned by Mr. Lewis include 2,987 shares held by his spouse. Shares beneficially owned by Mr. Walder include 280 shares held by his spouse. No director or named executive officer beneficially owned more than 1% of the common stock of Thermo Instrument outstanding as of January 31, 2000; all directors and current executive officers as a group owned less than 1% of the common stock of Thermo Instrument outstanding as of such date.

(4) Shares of the common stock of Thermo Electron beneficially owned by Mr. Abraham, Mr. Herd, Mr. Howe, Mr. Lewis, Mr. McCabe and all directors and current executive officers as a group include 2,200, 14,662, 64,141, 212,278, 12,442, and 705,084 shares, respectively, that such person or group has the right to acquire within 60 days of January 31, 2000, through the exercise of stock options. Shares of the common stock of Thermo Electron beneficially owned by all directors and current executive officers as a group include 1,071 shares allocated to their respective accounts maintained pursuant to the ESOP. Shares of the common stock of Thermo Electron beneficially owned by Mr. McCabe and all directors and current executive officers as a group include 34,725 shares allocated to Mr. McCabe's account under Thermo Electron's deferred compensation plan for directors. Shares beneficially owned by Mr. Howe include 200 shares held by him as custodian for his minor children. Shares beneficially owned by Mr. Walder include 258 shares held by his spouse. No director or named executive officer beneficially owned more than 1% of the common stock of Thermo Electron outstanding as of January 31, 2000; all directors and current executive officers as a group beneficially owned less than 1% of the common stock of Thermo Electron outstanding as of such date.

(5) As of January 31, 2000, Thermo Electron, primarily through its majority-owned subsidiary Thermo Instrument, beneficially owned 96.31% of the outstanding Common Stock. Shares of the Common Stock beneficially owned by Thermo Electron include 606,328 shares that Thermo Electron has the right to acquire within 60 days of January 31, 2000 through the conversion of $8,455,000 principal amount of the Corporation's 5% convertible debentures due 2000. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046. As of January 31, 2000, Thermo Electron had the power to elect all of the members of the Corporation's board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Instrument and its parent company, Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during 1999, except in the following instance. Thermo Electron filed one Form 4 late reporting a total of 11 transactions associated with the cancellation, grant and lapse of options to purchase Common Stock granted to employees under its stock option program.

Item 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Corporation and Thermo Electron have entered into a corporate services agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 0.8% of the Corporation's revenues for these services in fiscal 1999. The annual fee will remain at 0.8% for fiscal 2000. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1999, Thermo Electron assessed the Corporation $3,631,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. During 1999, the Corporation was billed an additional $34,000 by Thermo Electron for certain administrative services required by the Corporation that were not covered by the Services Agreement. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Thermo Electron Corporate Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to
meet  the  Corporation's   obligations  under  Thermo

Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

         The Corporation has entered into a Tax Allocation Agreement with Thermo Electron which outlines the terms under which the Corporation will be included in Thermo Electron's consolidated Federal and state income tax returns. Under current law, the Corporation will be included in such tax returns so long as Thermo Electron owns at least 80% of the outstanding common stock of Thermo Instrument and Thermo Instrument owns at least 80% of the outstanding Common Stock of the Corporation. In years in which the Corporation has taxable income, it will pay to Thermo Electron amounts comparable to the taxes the Corporation would have paid if it had filed its own separate company tax returns. If Thermo Instrument's equity ownership of the Corporation were to drop below 80%, the Company would file its own tax returns. In 1999, the Corporation was assessed $11,350,000 by Thermo Electron Corporate under the Tax Allocation Agreement. As of January 1, 2000, the Corporation owed Thermo Electron $9,450,000 for amounts due under the Tax Allocation Agreement.

         The Corporation leases office and manufacturing space to ThermoSpectra Corporation ("ThermoSpectra"), a subsidiary of Thermo Instrument, and Nicolet Biomedical Inc. ("Nicolet Biomedical"), a wholly owned subsidiary of Thermo
Electron, pursuant to an arrangement whereby the Corporation charges ThermoSpectra and Nicolet Biomedical their allocated share of the occupancy expenses of the Corporation's principal Wisconsin facility, based on the space ThermoSpectra and Nicolet Biomedical utilize. The Corporation recorded operating income of $947,000 in 1999 from these affiliates. These leases are effective until December 31, 2001, but may be terminated by ThermoSpectra and Nicolet Biomedical upon 90 days' and 30 days' prior notice, respectively, to the Corporation.

         The Corporation purchases and sells products and/or services in the ordinary course of business with other subsidiaries of Thermo Electron. In 1999, the Corporation sold a total of $9,287,000 of products and/or services to Thermo Electron Subsidiaries and purchased a total of $1,531,000 of products and/or services from such companies.

         The Corporation, along with other U.K.-based Thermo Electron companies, participates in a notional pool arrangement in the U.K. with Barclays Bank, which includes a $114,943,000 credit facility. The Corporation has access to $23,254,000 under this credit facility. Under this arrangement, Barclays notionally combines the positive and negative cash balances held by the participants to calculate the net interest yield/expense for the group. The benefit derived from this arrangement is then allocated based on balances attributable to the respective participants. Thermo Electron guarantees all of the obligations of each participant in this arrangement. As of January 1, 2000, the Corporation had a positive cash balance of approximately $10,000,000 based on an exchange rate of $1.6171/GBP 1.00, and a negative cash balance of approximately $12,900,000 based on the same exchange rate. For 1999, the average annual interest rate earned on GBP deposits by participants in this credit arrangement was approximately 5.44% and the average annual interest rate paid on overdrafts was approximately 5.8025%.

         The Corporation, along with other European-based subsidiaries of Thermo Electron, participates in a cash management arrangement in the Netherlands with a wholly owned subsidiary of Thermo Electron. Under this arrangement, participants' balances are pooled for interest calculation purposes. Interest under this arrangement is based on Euro market rates. The Corporation has access to a $2,963,000 line of credit under this arrangement. Thermo Electron guarantees all of the obligations of each participant in this arrangement. At year-end 1999, the Corporation had $297,000 invested under this arrangement, and had borrowed $973,000 under this arrangement.

         At year-end 1998, $8,216,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lent excess cash to Thermo Electron, which Thermo Electron collateralized with investments principally consisting of corporate notes, U.S. government agency securities, commercial paper, money market funds and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agree ment were readily convertible into cash by the Corporation. The repurchase agreement earned a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

         Effective June 1999, the Corporation and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Corporation for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Corporation has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. At year-end 1999, the Corporation had invested $49,305,000 under this arrangement. In addition, certain of the Corporation's European-based subsidiaries participate in a new cash management arrangement with a wholly owned subsidiary of Thermo Electron on terms similar to the domestic cash management arrangement. The Corporation has access to a $8,733,000 line of credit under this arrangement, of which the Corporation had borrowed $102,000 at year-end 1999. The Corporation also had a positive cash balance of $4,500,000 under this arrangement at year-end 1999. Interest under this arrangement is calculated based on Euro market rates and was 3.95% on the negative balance at year-end 1999.

         As of January 1, 2000 Thermo Electron owned $8,455,0000 principal amount of the Corporation's 5% subordinated convertible debentures due 2000. The debentures are convertible into shares of Common Stock at $13.9446 per share.

         As of January 1, 2000, Thermo Electron and its other subsidiaries owed the Corporation an aggregate of $1,784,000 for amounts due in connection with the sales of products, services, and miscellaneous items. This amount is net of amounts owed by the Corporation to Thermo Electron and its other subsidiaries under the Services Agreement, for related administrative charges, and for products, services, and miscellaneous items. The largest amount of such net indebtedness owed by Thermo Electron and its other subsidiaries to the Corporation since January 2, 1999 was $1,896,000. These amounts do not bear interest and are expected to be paid in the normal course of business.

THERMO ELECTRON CORPORATE REORGANIZATION

         Thermo Electron has adopted a major reorganization plan under which, among other things, it is acquiring the minority interest in most of its subsidiaries that have minority investors. In furtherance of this plan, Thermo Instrument expects to cause the Corporation to merge with a wholly-owned subsidiary of Thermo Instrument and Thermo Electron in a "short-form" merger under Delaware law on May 11, 2000. In the merger, each outstanding share of Common Stock of the Corporation (other than shares owned by the wholly-owned subsidiary, the Corporation and stockholders of the Corporation who properly exercise appraisal rights under Delaware law) will be automatically converted into the right to receive $15.00 in cash, without interest, and the Corporation will become a private company.

         Executive officers and directors of the Corporation who hold shares of Common Stock in the Corporation will also receive $15.00 per share of Common Stock on the same terms as all the other stockholders. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management."

         In addition, certain executive officers and directors of the Corporation hold options to acquire shares of Common Stock (See Item 12 - "Security Ownership of Certain Beneficial Owners and Management"), which options will be treated in the same manner as options held by other employees. In general, all unvested options held by such persons will be assumed by Thermo
Electron and converted into options to acquire shares of Thermo Electron's common stock. In the case of vested options held by such persons, the holders will be given the opportunity to elect either to convert the options into vested options for Thermo Electron common stock or to receive cash at the $15.00 transaction price less the applicable exercise price. Vested and unvested options that are assumed by Thermo Electron will be converted as follows: The number of shares of Thermo Electron common stock underlying each assumed option will equal the number of shares of Common Stock underlying the option before the transaction, multiplied by the "cash exchange ratio" described below, rounded down to the nearest whole number of shares of Thermo Electron common stock. The exercise price for each assumed option will be calculated by dividing the exercise price of the option before the transaction by the "cash exchange ratio" set forth below, rounded up to the nearest whole cent. The "cash exchange ratio" is a fraction, the numerator of which is $15.00 and the denominator of which is the closing price of Thermo Electron common stock on the day preceding the effective date of the transaction.

         In addition to the ownership information that appears in the Item 12 - "Security Ownership of Certain Beneficial Owners and Management" table, Mr. Melas-Kyriazi (who is not a named executive officer of the Corporation for purposes of Securities and Exchange Commission regulations, and whose ownership information therefore does not appear in such table) holds options to purchase 40,000 shares of Common Stock.

         Additionally, certain directors participate in the Deferred Compensation Plan. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management." On the effective date of the proposed transaction, the Deferred Compensation Plan will terminate and the participants will receive cash in an amount equal to the balance of such participant's stock units credited to his account under the Deferred Compensation Plan, multiplied by $15.00.

STOCK HOLDING ASSISTANCE PLAN

         The human resources committee of the Corporation's board of directors (the "Committee") established a stock holding policy that requires its chief executive officer to acquire and hold a minimum number of shares of Common Stock. In order to assist the chief executive officer in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Corporation may make interest-free loans to the chief executive officer, to enable him to purchase Common Stock in the open market. In 1997, Dr. Rosenthal, the Corporation's then chief operating officer, received a loan in the principal amount of $229,616 under this plan, of which $158,577 remained outstanding as of January 1, 2000. The loans are repayable upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.

                                              THERMO OPTEK CORPORATION


                                              By: / s /  Sandra L. Lambert
                                                 ------------------------------
                                                 Sandra L. Lambert
                                                 Secretary